Form 10QSB
period 2002-09-30
DYNASTY INTERNATIONAL CORP INC
filed 2002-11-19
CIK 1168458

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______.

Commission File Number: 333-85414

DYNASTY INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0377992
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Beauvista Drive, Sherwood Park, Alberta Canada, T8A 3X2

(Address of principal executive offices)

(780) 467-6911

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX No ___ and

(2) has been subject to such filing requirements for the past 90 days. Yes __ No XX

As of September 30, 2002, the issuer had 2,400,000 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

TABLE OF CONTENTS

David E. Coffey                     6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103

Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

Of Dynasty International Corporation

Surrey, BC, Canada

I have audited the accompanying balance sheet of Dynasty International Corporation (a development stage company) as of September 30, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders equity for the periods then ended, as well as the cumulative period from June 29, 2001 (date of inception) to September 30, 2002. These statements are the responsibility of Dynasty International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Dynasty International Corporation as of September 30, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 29, 2001 to September 30, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to raise additional capital as disclosed in Note D to these financial statements in order to provide additional capital to begin its principal operations.

David E. Coffey, C.P.A.

Las Vegas, Nevada

November 22, 2002

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2002	December 31, 2001
ASSETS

Cash	$0	$14,000

Total Assets	$0	$14,000

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$7,986	$0

Total Liabilities	7,986	0

Stockholders' Equity
Common stock, authorized
10,000,000 shares at $.001 par value,
2,400,000 shares issued and outstanding	2,400	2,400
Additional paid-in capital	12,600	12,600
Deficit accumulated during the
Development stage	(22,986)	(1,000)

Total Stockholders' Equity	(7,986)	14,000

Total Liabilities and Stockholders' Equity	$0	$14,000

The accompanying notes are an integral part of

these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

	Nine months ending Sept. 30, 2002	From Inception, June 29, 2001 to Dec. 31, 2001	From Inception, June 29, 2001 to June 30, 2002
Income	$0	$0	$0

Expenses
Organizational costs	0	1,000	1,000
Professional fees	21,250	0	21,250
Licenses and fees	365	0	365
Office expenses	328	0	328
Interest	43	0	43

Total expenses	21,986	1,000	21,986

Net loss	(21,986)	(1,000)	(22,986)

Retained earnings	(1,000)	0

Deficit accumulated during the development stage	$(22,986)	$(1,000)

Earnings (loss) per share, assuming dilution;
Net loss	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding	2,400,000	914,286	1,750,000

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM JUNE 29, 2001 (Date of Inception) TO SEPTEMBER 30, 2002

	Common Stock				Additional Paid-in Capital		Deficit accumul- ated during the development stage		Total
	Shares		Amount

Balance, June 29, 2001	--	$	__	$	__	$	__	$	__

Issuance of common stock for cash
August 8, 2001	1,000,000		1,000		0		0		1,000

Less net loss	0		0		0		(1,000)		(1,000)

Balance, September 30, 2001	1,000,000		1,000		0		(1,000)		0

Issuance of common stock for cash,
December 6, 2001	1,400,000		1,400		12,600		0		14,000

Less net loss	0		0		0		0		0

Balance, December 31, 2001	2,400,000		2,400		12,600		(1,000)		14,000

Less net loss	0		0		0		(21,986)		(21,986)

Balance, September 30, 2002	2,400,000		$2,400		$12,600		$(22,986)		$(7,986)

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine months ending Sept. 30, 2002	From Inception, June 29, 2001 to Dec. 31, 2001	From Inception, June 29, 2001 to Sept. 30, 2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(21,986)	$(1,000)	$(22,986)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
	0	0	0
Accounts payable increase	7,986	0	7,986

NET CASH PROVIDED BY OPERATING ACTIVITIES	(14,000)	(1,000)	(15,000)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	2,400	2,400
Paid-in capital	0	12,600	12,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	15,000	15,000

NET INCREASE IN CASH	(14,000)	14,000	$0

CASH BALANCE AT BEGINNING OF PERIOD	14,000	0

CASH BALANCE AT END OF PERIOD	$0	$14,000

The accompanying notes are an integral part of

these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on June 29, 2001 under the laws of the State of Nevada. The business purpose of the Company is to retail water quality testing and treatment products and systems.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

NOTE C COMMON STOCK ISSUES

On August 8, 2001 the Company sold 1,000,000 shares of its common stock at $.001 per share for $1,000. On December 6, 2001 the Company sold 1,400,000 shares of its common stock at $.01 per share for $14,000. All of the proceeds were to be used for working capital.

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to sell an additional 600,000 shares of its common stock for $60,000 in order to provide additional capital to begin its principal operations.

Item 2. Plan of Operation

Dynasty's plan of operations is to build a business selling water quality testing kits and purification devices. We intend to do this by marketing directly to consumers through the Internet and from a retail store location. We will start by establishing an Internet storefront within the fourth quarter of 2002, and then, if sufficient investment capital has been raised, by opening a modest retail store facility within another several months

We are currently in the process of identifying specific products and determining reliable wholesale suppliers. We have a short list of the types of testing kits and purification devices we are going to sell, and we hope to have brand names and models identified in the near future.

We have already begun to design and build our website. Our domain name has been registered and it will be located on the World Wide Web at www.h2o-only.com. We hope the website will be fully operational within two months. We anticipate generating modest revenues from Internet sales shortly after the website is operational. The website hosting will be contracted from a local Internet Service Provider (ISP). We have not yet chosen an ISP, however we do not anticipate any problem in finding a supplier at a competitive cost.

In addition to our website, we intend to open a retail facility in one of the major shopping malls in Edmonton, Alberta. The store will be housed in a kiosk type structure situated in the main traffic area of the mall. We have discussed our plans and requirements with administrative officials from several malls, and we have been advised that kiosk facilities are, and continue to be, available. The structure may require minor modifications to suit our needs. The cost of those minor modifications, if required, will be our responsibility.

During the first stages of our growth, our officers and directors will also provide their labor at no charge. They will undertake all administrative tasks, as well as operate the website and the retail store. As sales revenues increase we will continue to re-evaluate the staffing situation. Our officers and directors will continue to operate our store, free of charge, until our sales revenues can sustain the added expense of hiring sales people. We do not anticipate hiring any staff until after the beginning of the next calendar year.

During the first year of operations, we will concentrate our efforts exclusively on building our Internet business and one retail store location in Edmonton, Alberta. As we gain experience and develop sufficient revenues from sales, we will consider expanding our business within the region and possibly to other locations within Canada. We have no plans to expand outside Canada at this time.

Item 3. Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

The Company issued 2,400,000 shares of common stock to investors and directors for a total proceed of $. Of which, $ was received in period ended March 31, 2002, the remaining $59,960 was received during the six months period ended September 30, 2002.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

Reports on Form 8-K

None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2002.

DYNASTY INTERNATIONAL CORPORATION

/s/ Gerry Karpinka

By: Gerry Karpinka

Its: President and CEO

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gerry Karpinka, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Gerry Karpkinka

Gerry Karpinka

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended September 30, 2002;

2. .Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002.

/s/ Colin Mills

Colin Mills

Chief Financial Officer