Form 10KSB
period 2002-12-31
DYNASTY INTERNATIONAL CORP INC
filed 2003-04-15
CIK 1168458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2002

DYNASTY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-85414	98-0377992
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

101 Beauvista Drive, Sherwood Park, Alberta Canada, T8A 3X2

(Address of principal executive offices)

Registrant's telephone number: (780) 467-6911

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: The Company had no revenues for the period ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $20,850

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002, there were 2,608,500 shares of common stock issued and outstanding.

PART I

Item 1. Description of Business

Business Development

Dynasty International Corporation was incorporated on June 29, 2001, in the state of Nevada. Although our name contains the word international, we do not conduct international operations and we do not currently have plans to do so. We are a developmental stage company. We have never conducted operations, we have had no revenues and we have few assets. We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Dynasty is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose. Neither Dynasty nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Business of Issuer

We are developing a business as a specialty retailer of home water quality testing kits and water purification devices. All of the products we will be selling are currently available from various manufacturers and distributors. They are specially designed for use by the do-it-yourself homeowner and residential renter. Whenever possible we will be purchasing products from Canadian manufacturers and distributors such as Ecowater, Envirogard, Purolite, R-Can Environmental and Brita Canada.

We do not make any claims, ascertains or warranties of our own concerning the reliability or efficiency of any water quality testing kit or device, or purification device, or process. We also do not make any claim as to the degree of purity or safeness of home tap water in general or specifically. As a reseller, we do not and will not make any warranties or claims as to the performance, reliability accuracy or safety of any of the products we intend to sell.

Principal Products and Services

We will be offering two types of products for sale to consumers. All products offered will be obtained from existing manufacturers and wholesale distributors. The first is a line of water quality testing kits. These home use test kits enable consumers to test their own tap water and determine if the following types of contamination or imbalances are present: ametryn, bacteria, lead, nitrates, nitrites, chlorine, iron, copper, pH, alkalinity, hardness, iron bacteria, hydrogen sulfide, atrazine, propazine, prometryn, prometon, simazine, cyanazine, desethyl atrazine, desisopropyl atrazine, hydroxy atrazine, tertbuthylane, atraton, and simetron.

The second product type is a line of water purification devices specifically designed to alleviate one or more problems identified above and commonly found in household tap water. We will carry the following devices: distillers, reverse osmosis systems, softeners, below sink filters, countertop filters, portable filters, shower filters and specialty filters. Reverse osmosis is not merely another type of filter; it is filtration process that allows the removal of ultra small particles that conventional filters cannot remove. For an illustrated explanation of the reverse osmosis process you may visit http://www.filtrationconcepts.com/frames/FCI/explain.html

If a consumer believes he or she has a problem with their water they will be able to purchase a test kit from us and perform a simple at home test on their water to determine if there is a problem. If a problem is found, the consumer will be able to purchase the appropriate water purification devise from us as well. By testing the water first, the consumer can be sure there is a problem before making an unnecessary purchase. Consumers can also be assured they are purchasing the right corrective device for a problem they know they have.

All of the products we will be selling are specifically designed for the home do-it-yourself market. The products come with complete instructions and will carry manufacturer's warranties whenever available.

The Market

Dynasty will be marketing its products exclusively in Canada. Consumer protection laws governing the sale of water purification devices are much more stringent in the United States than they are in Canada. We do not have the financial resources available at this time to ensure compliance with the American law. We have no plans to enter the American market during the foreseeable future.

We believe that consumers have become much more concerned about the quality of their drinking water in recent years. In the last three years there have been two cases in Canada where community drinking water systems have been contaminated and people have died as a direct result of drinking the contaminated water.

In May of 2000, the small town of Walkerton, Ontario was struck with an outbreak of E. coli:0157. The outbreak was traced to the town's water supply. Six people died in the first week or so and over one thousand people were infected. (For more detailed information you may visit www.walkertoninquiry.com)

Later, during the period from March to May of 2001, the deaths of 3 people were linked to a cryptosporidiosis outbreak in North Battleford, Saskatchewan, Canada. According to Health Canada, from 5800 to 7100 people were infected by contaminated drinking water. (For more details see the Health Canada website)

We believe that widely reported cases like these have heightened public awareness regarding contaminated water and have made consumers much more interested in taking precautions. We also believe that the market for home use test kits and purification devices will grow as more and more consumers have first hand experiences with and become more aware of these products.

The preceding discussion was offered only as examples of the events of recent years that we believe have caused increased public awareness of municipal water quality and safety issues. We do not and will not claim that any product that we will sell will identify or treat the type of contamination mentioned in the two examples.

Competition and Competitive Strategy

Currently there are no specific barriers to entry that exist in this retail sector. Unlike the United States, Canada does not have consumer protection guidelines covering the sale of water filtration equipment.

As a start-up company our competitive position within the industry will be very poor. The challenge before us will be to build our business from nothing and establish ourselves as a credible participant in an already existing industry.

At present there are other companies selling test kits and purification systems on the Internet; however almost all of the sites we found were in the United States. From the collective experience of our founders and from anecdotal evidence gleaned through personal conversations, we have heard that many Canadian consumers are reluctant to purchase items from non-Canadian Internet retailers. A high currency exchange rate, shipping and customs problems and time delays all make purchasing from American Internet retailers unattractive and inconvenient. We therefore believe there is an opportunity for a Canadian based Internet retailer for these products.

We also believe we can capture an adequate amount of the traditional walk-up retail trade to make a retail store profitable. Our founders have examined many telephone directories, newspaper and magazines; they have surfed the Internet and visited dozens of retail stores. They found that many hardware, department and home improvement type stores sell water purification devices but that very few sell any type of testing kits, and none sell a complete line of devices to handle all purification requirements. We have also found that, more often than not, there is no one available at these stores to answer questions about the various products. The devices are nearly always sold as a one-size-fits-all type product. Because of the increased consumer awareness about the water quality problem, we believe consumers will react favorably to a marketing strategy based on sound product information and consumer education.

Distribution

In the beginning stage of our development we will warehouse our products at our executive offices in Sherwood Park, Alberta. Internet sales orders will be filled from that location until such time as we have a retail store facility.

Once we have a retail store location, all stock will be held at our store and both walk-up retail and Internet orders will be filled from the same location. Internet orders will be shipped via Canada Post Express Courier Service.

In the event that we do not secure a store location, we will continue to warehouse or stock and fill orders from our executive offices.

New and or Innovative Products and Services

We have never made any announcements concerning the introduction of new or innovative products or services, nor do we have any intentions to do so in the future.

Sources and Availability of Products and Supplies

All products and supplies that we require for consumption or re-sale are readily available from numerous sources. Product shortages, restrictions or any other type of limiting factors have not characterized this industry, and there are no indications that such problems will occur in the foreseeable future. We will not be manufacturing, assembling or processing any of the products, or any part of the products that we will be selling. We will be purchasing all of our inventory and supplies from wholesalers or manufacturers.

Dependence on One or a Few Major Customers

This retail business is not the type of business that is, or can be, dominated by one or a small number of customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry or any of the products or services that we plan to provide, which would give cause for any patent, trademark or license infringements or violations. We have also not entered into any franchise agreements or other contracts that have given or could give rise to obligations or concessions.

Governmental Controls and Approvals

As a retailer, the major area for government control or need for government approval would be concerning business licensing, Labor Standards, and Occupational Health and Safety. Our Officers and Directors are aware of the various requirements in this regard and will make the necessary arrangements as the business grows and employees are hired.

All of the products being offered by us for sale will be purchased from major wholesale distributors and will carry the necessary Government and industry standard approvals.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, there are no other types of government regulations existing or being contemplated that would adversely affect our ability to operate.

Research and Development Activities and Costs

Our Directors and Officers have undertaken minimal research and virtually no development to date regarding product, location and shipping. We do not have any plans to undertake any additional research or development in the future.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future to address issues specific to our business.

Facilities

We do not own or rent facilities of any kind. At present we are operating from our official address that is located within the offices of our President. Our President provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

We will be renting retail store space as soon as funds are available from raised capital or earnings from Internet sales. The amount of raised capital or sales revenue required will depend on the rental cost of the retail space. The cost of renting retail space in a shopping mall varies significantly from one mall to another as well as within locations. See the discussion found under Item 17 - Plan of Operations.

Employees

We have no intention to hire employees until our business has been successfully launched and has sufficient reliable sales revenues. Our Officers and Directors will do whatever work is necessary to bring the business to the point of earning revenues from Internet sales, as well as retail store sales. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees before the end of this calendar year. In the event that we have strong and reliable revenues we will consider hiring up to two employees after the beginning of the next calendar year.

Rules Governing Low-Priced Stocks that May Effect Ability to Resell Shares

Our Common Stock is currently considered a "penny stock" under federal securities laws since its market price is below $5.00 per share. Penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell or recommend such shares to certain investors.

Broker-dealers who sell penny stock to certain types of investors are required to comply with the SEC's regulations concerning the transfer of penny stock. If an exemption is not available, these regulations require broker-dealers to: make a suitability determination prior to selling penny stock to the purchaser; receive the purchaser's written consent to the transaction; and, provide certain written disclosures to the purchaser. These rules may affect the ability of broker-dealers to make a market in, or trade our shares. In turn, this may make it very difficult for investors to resell those shares in the public market.

Reports to Security Holders

We will make available to securities holders an annual report, including audited financials on Form 10-K or Form 10-KSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at 'http://www.sec.gov'.

Item 2. Description of Property.

We do not own any property, real or otherwise. For the first year we will conduct our administrative affairs from our President's office, at no cost to the Company. Retail space will be rented when we have sufficient funds available. The cost has not yet been determined; however, we expect to pay market rates.

We do not have any investments or interests in any real estate. We also do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Currently there is no public trading market for our stock, and we have not applied to have our common stock listed. We intend to apply to have our common stock quoted on the OTC Bulletin Board. No trading symbol has yet been assigned.

Holders.

As of December 31, 2002, we have sixteen (16) shareholder of record owning our common stock.

Dividends.

As of December 31, 2002, we have not paid any dividends to our shareholders. There are no restrictions that would limit our ability to pay dividends on common equity or that are likely to do so in the future. We will not be paying dividends to our shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold securities during the fiscal year ended December 31, 2002 without registering the securities under the Securities Act of 1933 on two separate occasions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Dynasty is a development stage company with no operations, no revenue, no financial backing and few assets. Our plan of operations is to build a business selling water quality testing kits and purification devices. We intend to do this by marketing directly to consumers through the Internet and from a retail store location. We will start by establishing an Internet storefront and then by opening a modest retail store facility within another several months.

Our founders have visited dozens of retailers that sell water quality testing and purification products and found that virtually every one of them does so in addition to selling a large selection of other products. We have also found that most retailers that sell these types of products provide little or no product information or customer education.

We believe these two factors provide an opportunity to stand out and differentiate ourselves from most other retailers. Unlike nearly every other business that sells these products, we will sell only water quality testing and purification products. We believe these products are important enough and sufficiently unique to warrant establishing a specialty retail business.

We are currently in the process of identifying specific products and determining reliable wholesale suppliers. We have a short list of the types of testing kits and purification devices we are going to sell and we will have brand names and models identified by September 1, 2003. Supplier selection will take less than one month after we have determined the actual makes and models we are looking for. We will be ordering inventory as soon as a supplier or suppliers have been selected and funds are available.

We have no plans to enter into supply contracts with any suppliers. We are not looking for exclusive marketing rights nor do we plan to enter into any agency agreements. Purchasing inventory will simply be a matter of placing an order with a manufacturer or distributor once we have determined what we are looking for and the required funds are available. The selection of a product line will be completed by September 1, 2003.

We have already begun to design and build our website. Our domain name has been registered and it will be located on the World Wide Web at 'www.h2o-only.com'. Within the next sixty days we will be placing a one-page introduction on the Internet. The page will be updated from time to time, as more information is available. The website will be fully operational within six months. We anticipate generating modest revenues from Internet sales shortly after the website is operational. The website hosting will be contracted from a local Internet Service Provider (ISP). We have not yet chosen an ISP, however we do not anticipate any problem in finding a supplier at a competitive cost.

Our website will provide basic information and facts about safe drinking-quality water. It will also discuss some of the common problems found in untreated tap water and give advice on how to diagnose the most basic problems.

All of our products will be available for sale on our website. During the initial several months of operation Internet sales orders will be filled from our executive offices. Customers will be able to use e-mail, telephone, fax or regular mail to place their orders. The orders will be shipped within one business day via Canada Post Express Package service. Payment for the transaction will be by major credit card, check, money order or bank draft and must accompany each order. We will begin accepting and filling customer orders as soon as our website is functional.

We will not be selling or shipping our products outside of Canada, therefore all of the prices appearing on our website will be in Canadian dollars. There will be an explanation of this policy on our website. Orders from non-Canadian residents will be declined and the persons placing the order will be advised by e-mail.

In addition to our website, we intend to open a retail facility in one of the major shopping malls in Edmonton, Alberta. The store will be housed in a kiosk type structure situated in the main traffic area of the mall. We have discussed our plans and requirements with administrative officials from several malls, and we have been advised that kiosk facilities are, and continue to be, available. The structure may require minor modifications to suit our needs. The cost of those minor modifications, if required, will be our responsibility. We have included an allowance for these costs in the budget section of this document. The chart above indicates how we intend to proceed with this part of our plan of operations in the event that we do not raise all of the funding we require.

In order to keep our operating costs to a minimum, our officers and directors have offered to lend us equipment whenever possible. All three of our directors have computers and have agreed to make them available at no cost until such time as we can afford to purchase our own from sales earnings.

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

Although we have not yet settled on a product line or had detailed discussions with potential suppliers, we have found through limited discussions with suppliers and price comparisons with existing retailers that other retailers appear to be marking up these products by approximately 40 percent. We believe that by staying within the existing pricing range we will be able to effectively compete with our major competitors. Our marketing strategy will be to offer a full line of products to handle all common water contamination problems and to ensure superior product knowledge at prices that are comparable to the competition.

How long we will be able to satisfy our cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly we can generate sales revenue and how much revenue can be generated.

We have no plans to undertake product research and development during the next twelve months. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations. Management also has no intention of hiring any full time permanent employees during the first year of operations.

During the first year of operations, we will concentrate our efforts exclusively on building our Internet business and one retail store location in Edmonton, Alberta. As we gain experience and develop sufficient revenues from sales, we will consider expanding our business within the region and possibly to other locations within Canada. We have no plans to expand outside Canada at this time.

Item 7. Financial Statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND DECEMBER 31, 2001

TABLE OF CONTENTS

Page Number

INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . .	1

FINANCIAL STATEMENTS

Balance Sheet . . . . . . . . . . . . . . . . . . . . .	2

Statements of Operations and Deficit
Accumulated During the Development Stage . .	3

Statement of Changes in Stockholders' Equity . . .	4

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .	5

Notes to the Financial Statements . . . . . . . . . . . . . .	6

David E. Coffey	6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Dynasty International Corporation

Surrey, BC, Canada

I have audited the accompanying balance sheet of Dynasty International Corporation (a development stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders equity for the periods then ended, as well as the cumulative period from June 29, 2001 (date of inception) to December 31, 2002. These statements are the responsibility of Dynasty International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Dynasty International Corporation as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 29, 2001 to December 31, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company ahs not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to raise additional capital as disclosed in Note D to these financial statements in order to provide additional capital to begin its principal operations.

Dave E. Coffey, C.P.A.

Las Vegas, Nevada

March 28, 2003

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2002	December 31, 2001
	------------------------	------------------------
ASSETS

Cash	$1,553	$14,000
	------------------------	------------------------
Total Assets	1,553	$14,000
	=============	=============

LIABILITIS & STOCKHOLDES' EQUITY

Accounts payable	$10,051	$0
	-----------------------	-----------------------
Total Liabilities	10,051	0

Stockholders' Equity
Common stock, authorized
10,000,000 shares at .001 par value,
2,608,500 shares and 2,400,000 shares,
respectively, issued and outstanding	2,608	2,400
Additional paid-in capital	33,242	12,600
Deficit accumulated during the
development stage	(44,348)	(1,000)
	------------------------	------------------------
Total Stockholders' Equity	(8,498)	14,000

Total Liabilities and Stockholders' Equity	$1,553	$14,000
	=============	=============

The accompanying notes are an integral part of these financial statements

DYNASTY INTERNTIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

	Year ending December 31, 2002	From Inception, June 29, 2001 to Dec. 31, 2001	From Inception, June 29, 2001 to Dec. 31, 2002
	--------------------	----------------------	----------------------
Income	$0	$0	$0

Expenses
Organizational Costs	0	1,000	1,000
Professional fees	25,102	0	25,102
Consulting	17,250	0	17,250
Licenses and fees	365	0	365
Office expenses	375	0	375
Interest	256	0	256
	--------------------	----------------------	----------------------
Total expenses	43,348	1,000	44,348

Net loss	(43,348)	(1,000)	$(44,348)
			============
Retained earnings	(1,000)	0
	--------------------	----------------------
Deficit accumulated during the development stage	$(44,348)	$(1,000)
	===========	=============

Earnings (loss) per share, assuming dilution:
Net loss	$(0.02)	$0.00	$(0.02)
	============	=============	=============

Weighted average shares outstanding	2,428,667	914,286	1,870,737
	============	=============	=============

The accompanying notes are an integral part of these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM JUNE 29, 2001 (Date of Inception) TO DECEMBER 31, 2002

	Common Shares
	Shares		Amount		Additional Paid-in Capital		Deficit accumul- ated during the development stage		Total
	-----------		----------		-------------		----------------------		------------

Balance, June 29, 2001	---	$	---	$	---	$	---	$	---

Issuance of common stock for cash,
August 8, 2001	1,000,000		1,000		0		0		1,000

Less net loss	0		0		0		(1,000)		(1,000)
	-----------		----------		-------------		----------------------		------------
Balance, September 30, 2001	1,000,000		1,000		0		(1,000)		0

Issuance of common stock for cash, December 6, 2001	1,400,000		1,400		12,600		0		14,000

Less net loss	0		0		0		0		0
	-----------		----------		-------------		----------------------		------------
Balance, December 31, 2001	2,400,000		2,400		12,600		(1,000)		14,000

Issuance of common stock for cash, November 26 to December 16, 2002	208,500		208		20,642		0		20,850

Less net loss	0		0		0		(43,348)		(43,348)
	-----------		----------		-------------		----------------------		------------
Balance, December 31, 2002	2,608,500		$2,608		$33,242		$(44,348)		$(8,498)
	=======		=====		=======		============		=======

The accompanying notes are an integral part of these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENTS TAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ending December 31, 2002	From Inception June 29, 2001 to Dec. 31, 2001	From Inception, June 29, 2001 to Dec. 31, 2002
	---------------	---------------------	-----------------
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss	$(43,348)	$(1,000)	$(44,348)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to
Cash used by operating activity	0	0	0
Accounts payable increase	10,051	0	10,051
	---------------	---------------------	-----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(33,297)	(1,000)	(34,297)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	208	2,400	2,608
Paid-in capital	20,642	12,600	33,242
	---------------	---------------------	-----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,850	15,000	35,850

NET INCREASE IN CASH	(12,447)	14,000	$1,553
			==========
CASH BALANCE AT BEGINNING OF PERIOD	14,000	0
	---------------	---------------------
CASH BALANCE AT END OF PERIOD	$1,553	$14,000
	========	============

The accompanying notes are an integral part of these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

NOTE C COMMON TOCK ISSUES

On August 8, 2001 the Company sold 1,000,000 shares of its common stock at $.001 per share for $1,000. ON December 6, 2001 the Company sold 1,400,000 shares of its common stock at $.01 per share for $14,000. All of the proceeds were to be used for working capital.

Between November 26 and December 16, 2002, the Company sold 208,500 shares of its common stock at $.10 per share for a total of $20,850 cash. The proceeds were used for working capital.

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through December 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company intends to sell an additional 600,000 shares of its common stock for $60,000 in order to provide additional capital to begin its principal operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Gerry Karpinka, President, Member of the Board of Directors, age 50. Term of service commenced June 29, 2001, effective for one year - renewable.

Mr. Karpinka graduated from the University of Saskatchewan, in Saskatoon, Saskatchewan with a Bachelor of Arts Degree in 1968 and again in 1969 with a Bachelor of Education Degree. In 1983 Mr. Karpinka graduated from Rollands College in Winter Park Florida with a Masters of Education Administration Degree in Human Resource Management.

Mr. Karpinka has over 25 years experience in education administration. In 1972, he began his career with the Elk Island Catholic School Division in Sherwood Park Alberta. He worked there as a teacher and later as a Principal until his retirement in 1997.

In 1997 Mr. Karpinka joined the University of Alberta in Edmonton as an Adjunct Associate Professor in the Faculty of Education. In that capacity he was in charge of the Students' Education Practicum. Mr. Karpinka held that position until 2000.

Since 2000, Mr. Karpinka has been working part time with Concordia College in Edmonton where he teaches English to students in the entry program and designs courses and sets exams.

As President, Mr. Karpinka has assumed the leadership role and accepted overall responsibility for the development of the Company. Mr. Karpinka currently spends about five percent (5%) of his working day doing Dynasty work. He will continue to make Dynasty a primary priority and devote whatever time necessary to make the business a success.

Colin Mills, Secretary/Treasurer, Member of the Board of Directors, age 24. Term of service commenced February 25, 2002, effective for one year - renewable.

Mr. Mills graduated from high school in 1997. Mr. Mills first began working as a part-time dishwasher in a large buffet restaurant when he was 15 years old. When he graduated high school he began working full time as a cook at the same restaurant. In 1998 he left the restaurant business and went to work as a car wash manager at a large Shell service station. In 2000 he went back to the restaurant business as a cook for Boston Pizza at their employee-training center in Richmond, British Columbia. Within 3 months he was promoted to kitchen manager and within 6 months he was made Assistant Store Manager. He left Boston Pizza in late 2001.

Although he has no formal education, Mr. Mills has a very thorough understanding and extensive hands-on experience with computers and the operation of the Internet.

In working with Dynasty, Mr. Mills will be responsible for designing, creating and maintaining our website. He will also be called upon to share his customer service skills and retail management experience. Mr. Mills has agreed to provide whatever time is necessary to complete our website and perform any other duties necessary to make Dynasty a success. He is currently devoting fifty percent (50%) of his time on Dynasty responsibilities; however, he expects that to grow to one hundred percent (100%) over the next several months.

Thomas McMahon, Member of the Board of Directors, age 59. Term of service commenced February 25, 2002, effective for one year - renewable.

Mr. McMahon graduated from High School in the late 1950's and has received no other formal education.

After spending several years on the Bennett Dam project at Hudson Hope British Columbia, Mr. McMahon returned to Edmonton to manage Hawkin's Texaco. He was there for four years.

In 1970 Mr. McMahon purchased a tow truck and started his own towing business, which he ran until he sold it in 1984. He then opened his own gas bar business in Leduc Alberta. Mr. McMahon continued to operate it until he sold the business and retired in March of 2001. During the 18 years that he had this business, Mr. McMahon was responsible for all aspects of the operation.

In July of 2001 Mr. McMahon agreed to manage the opening of a new gas bar for Safeway in Leduc Alberta.

Mr. McMahon is currently devoting five percent (5%) of his working day to Dynasty responsibilities. He is prepared to give Dynasty up to 25 percent (25%) of his time. He will take an active role in managing our retail store and the day-to-day operations once the store is open.

Item 10. Executive Compensation.

Our Executive Officers do not currently receive and are not accruing any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers, as of December 31, 2002:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Gerry Karpinka Director, President 101 Beauvista Drive, Sherwood Park AB, Canada T8A 3X2	1,400,000	53.67%
Common	Colin Mills Director, Sec/Tres 9535 Stanley Street, Chilliwack B.C., Canada, V2P 3Y7	500,000	19.17%
Common	Thomas McMahon Director 59 Nootka Road, Leduc, AB Canada, T9E 4J8	500,000	19.17%
Common	Directors and officers as a group (3)	2,400,000	92.0%

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASTY INTERNATIONAL CORP.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: 04/14/03

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Gerry Karpinka, President, Director

Dated: 04/14/03

/s/ Colin Mills

Colin Mills, Secretary/Treasurer, Director

Dated: April 14, 2003

Thomas McMahan

Thomas, McMahan, Director

Dated: April 11, 2003