Form 10QSB
period 2003-03-31
DYNASTY INTERNATIONAL CORP INC
filed 2003-05-20
CIK 1168458

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of March 31, 2003, the issuer had 3,000,000 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND MARCH 31, 2002

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT . . . . . . . . . . . . . . . . .	1
FINANCIAL STATEMENTS
Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2
Statements of Operations and Deficit Accumulated During the Development Stage . . . . . . . .	3
Statement of Changes in Stockholders' Equity . . . . . . . .	4
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .	5
Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .	6-7

David E. Coffey 6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103

Certified Public Accountant

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

Of Dynasty International Corporation

Surrey, BC, Canada

I have audited the accompanying balance sheet of Dynasty International Corporation (a development stage company) as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders equity for the periods then ended, as well as the cumulative period from June 29, 2001 (date of inception) to March 31, 2003. These statements are the responsibility of Dynasty International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Dynasty International Corporation as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 29, 2001 to March 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to raise additional capital as disclosed in Note D to these financial statements in order to provide additional capital to begin its principal operations.

David E. Coffey, C.P.A.

Las Vegas, Nevada

May 20, 2003

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	March 31, 2003	March 31, 2002
ASSETS

Cash	$561	$6,664
	------------------	---------------------
Total Assets	$561	$6,664
	==========	============
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$9,053	$0
	------------------	---------------------
Total Liabilities	9,053	0

Stockholders' Equity
Common stock, authorized
10,000,000 shares at $.001 par value,
3,000,000 shares and 2,400,000 shares,
Respectively, issued and outstanding	3,000	2,400
Additional paid-in capital	72,000	12,600
Deficit accumulated during the
Development stage	(83,492)	(8,336)
	------------------	---------------------
Total Stockholders' Equity	(8,492)	6,664

Total Liabilities and Stockholders' Equity	$561	$6,664
	==========	============

The accompanying notes are an integral part of

these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

	Three months ending March 31,		From Inception, June 29, 2001 to March 31, 2003
	2003	2002
	---------------------	---------------------	-----------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	1,000
Professional fees	3,136	6,975	28,238
Consulting	34,480	0	51,730
Licenses and fees	0	315	365
Service fees	1,255	0	1,255
Office expenses	34	46	408
Interest	240	0	496
	---------------------	---------------------	-----------------------
Total expenses	39,145	7,336	83,492

Net loss	(39,145)	(7,336)	$(83,492)
			=============
Retained earnings	(44,347)	(1,000)
	---------------------	---------------------
Deficit accumulated during the development stage	$(83,492)	$(8,336)
		=============

Earnings (loss) per share, assuming dilution;
Net loss	$(0.01)	$0.00	$(0.04)
	============	=============	=============
Weighted average shares outstanding	2,927,833	2,400,000	2,014,886
	============	=============	=============

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM JUNE 29, 2001 (Date of Inception) TO March 31, 2003

	Common Stock				Additional Paid-in Capital		Deficit accumul- ated during the development stage		Total
	Shares		Amount
	----------------		----------------		----------------		---------------------		-------------
Balance, June 29, 2001	--	$	__	$	__	$	__	$	__
Issuance of common stock for cash
August 8, 2001	1,000,000		1,000		0		0		1,000
Less net loss	0		0		0		(1,000)		(1,000)
	----------------		----------------		----------------		------------------------		-------------
Balance, September 30, 2001	1,000,000		1,000		0		(1,000)		0

Issuance of common stock for cash,
December 6, 2001	1,400,000		1,400		12,600		0		14,000
Less net loss	0		0		0		0		0
	----------------		----------------		----------------		------------------------		-------------
Balance, December 31, 2001	2,400,000		2,400		12,600		(1,000)		14,000

Issuence of common stock for cash
November 26 to December 16, 2002	208,500		208		20,642		0		20,850
Less net loss	0		0		0		(43,347)		(43,347)

Balance, September 30, 2002	2,608,500		$2,608		$33,242		$(44,347)		$(8,497)
	=========		========		========		=============		=======

Issuance of common stock for cash, January 7 and January 9, 2003	175,000		175		17,325		0		17,500
Issuance of common stock for cash, February 7 and February 18, 2003	216,500		217		21,433		0		21,650
Less net loss	0		0		0		(39,145)		(39,145)
	----------------		----------------		----------------		------------------------		------------
Balance, March 31, 2003	3,000,000		$3,000		$72,000		$(83,492)		$(8,492(
	=========		=========		=========		=============		=======

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Three months ending March 31,		From Inception, June 29, 2001 to March 31, 2003
	2003	2002
	---------------------	-------------------------	--------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(39,145)	$(7,336)	$(83,492)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
	0	0	0
Accounts payable increase	(998)	0	9,053
	---------------------	-------------------------	---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(40,143)	(7,336)	(74,439)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	392	0	3,000
Paid-in capital	38,759	0	72,000
	---------------------	-------------------------	----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,151	0	75,000

NET INCREASE IN CASH	(992)	(7,336)	$561
			================
CASH BALANCE AT BEGINNING OF PERIOD	1,553	14,000
	---------------------	-------------------------
CASH BALANCE AT END OF PERIOD	$561	$6,664
	============	==============

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

Between January 7 and February 18, 2003, the Company sold 391,500 shares of its common stock at $.10 per share for a total of $39,150 cash. The proceeds were to be sued for working capital.

NOTE D GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through March 31 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2. Plan of Operation

Dynasty's plan of operations is to build a business selling water quality testing kits and purification devices. We intend to do this by marketing directly to consumers through the Internet and from a retail store location. We have begun work on our website and expect to have the site complete with the next several months. We are currently looking for suitable retail locations and expect to be making a decision in that regard by September 2003.

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

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the quarter ending March 31, 2003, the Company sold 391,000 shares of common stock to investors at $.10 per share, for total proceeds of $39,150. The proceeds were used for working capital.

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

Reports on Form 8-K

None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May 2003.

DYNASTY INTERNATIONAL CORPORATION

/s/ Gerry Karpinka

By: Gerry Karpinka

Its: President and CEO

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gerry Karpinka, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended March 31, 2003;

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

Date: May 20, 2003

/s/ Gerry Karpinka

Gerry Karpinka

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended March 31, 2003;

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

Date: May 20, 2003

/s/ Colin Mills

Colin Mills

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Gerry Karpinka, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: May 20, 2003