Form 10QSB/A
period 2003-03-31
DYNASTY INTERNATIONAL CORP INC
filed 2003-05-28
CIK 1168458

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

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

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM JUNE 29, 2001 (Date of Inception) TO March 31, 2003

	Common Stock				Additional Paid-in Capital		Deficit accumul- ated during the development stage		Total
	Shares		Amount
	----------------		----------------		----------------		---------------------		-------------
Balance, June 29, 2001	--	$	__	$	__	$	__	$	__
Issuance of common stock for cash
August 8, 2001	1,000,000		1,000		0		0		1,000
Less net loss	0		0		0		(1,000)		(1,000)
	----------------		----------------		----------------		------------------------		-------------
Balance, September 30, 2001	1,000,000		1,000		0		(1,000)		0

Issuance of common stock for cash,
December 6, 2001	1,400,000		1,400		12,600		0		14,000
Less net loss	0		0		0		0		0
	----------------		----------------		----------------		------------------------		-------------
Balance, December 31, 2001	2,400,000		2,400		12,600		(1,000)		14,000

Issuence of common stock for cash
November 26 to December 16, 2002	208,500		208		20,642		0		20,850
Less net loss	0		0		0		(43,347)		(43,347)
	----------		-----------		-----------		----------------		----------
Balance, December 31, 2002	2,608,500		$2,608		$33,242		$(44,347)		$(8,497)

Issuance of common stock for cash, January 7 and January 9, 2003	175,000		175		17,325		0		17,500
Issuance of common stock for cash, February 7 and February 18, 2003	216,500		217		21,433		0		21,650
Less net loss	0		0		0		(39,145)		(39,145)
	----------------		----------------		----------------		------------------------		------------
Balance, March 31, 2003	3,000,000		$3,000		$72,000		$(83,492)		$(8,492)
	=========		=========		=========		=============		=======

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

Reports on Form 8-K

None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of May 2003.

DYNASTY INTERNATIONAL CORPORATION

/s/ Gerry Karpinka

By: Gerry Karpinka

Its: President and CEO

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gerry Karpinka, certify that:

1. I have reviewed this quarterly report on Amended Form 10-QSB of Dynasty International Corporation for the quarter ended March 31, 2003;

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

Date: May 26, 2003

/s/ Gerry Karpinka

Gerry Karpinka

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1. I have reviewed this quarterly report on Amended Form 10-QSB of Dynasty International Corporation for the quarter ended March 31, 2003;

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

Date: May 26, 2003

/s/ Colin Mills

Colin Mills

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Amended Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Gerry Karpinka, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: May 26, 2003