Form 10KSB/A
period 2002-12-31
DYNASTY INTERNATIONAL CORP INC
filed 2003-07-28
CIK 1168458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

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

Dated: July 15/03

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerry Karpinka

Gerry Karpinka, President, Director

Dated: July 25/03

/s/ Colin Mills

Colin Mills, Secretary/Treasurer, Director

Dated: July 25/03

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1.  I have reviewed this annual report on Amended Form 10-KSB of Dynasty International Corporation for the year ended December 31, 2002;

            2. .Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

            4.  The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation  Date");  and c) presented in this annual report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors  (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:           July 25/03

/s/ Colin Mills

Colin Mills

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Amended Form 10-QSB for the quarter ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Gerry Karpinka, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated:  July 25/03