Form 10KSB/A
period 2002-12-31
DYNASTY INTERNATIONAL CORP INC
filed 2003-09-12
CIK 1168458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2002

DYNASTY INTERNATIONAL CORPORATION.

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

The Company is amending its Annual Report on Form 10-KSB for the period ended December 31, 2002, to correct the exact name of the registrant as shown on the cover page of Form10KSB. The name was listed as Dynasty International, Inc. The correct name is Dynasty International Corporation. The correct name was used throughout the remainder of the Report.

Item 13. Exhibits and Reports on Form 8-K

Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
23	Consent of Auditor	Previously Filed

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASTY INTERNATIONAL CORP.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: September 10, 2003

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerry Karpinka

Gerry Karpinka, President, Director

Dated: September 10, 2003

/s/ Colin Mills

Colin Mills, Secretary/Treasurer, Director

Dated: September 10, 2003

/s/ Thomas McMahon

Thomas, McMahan, Director

Dated: September 10, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1. I have reviewed this annual report on Amended Form 10-KSB of Dynasty International Corporation for the year ended December 31, 2002; and

2. .Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: September 10, 2003

/s/ Colin Mills

Colin Mills

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Amended Form 10-QSB for the quarter ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Gerry Karpinka, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: September 10, 2003