Form 10QSB/A
period 2003-06-30
DYNASTY INTERNATIONAL CORP INC
filed 2003-09-12
CIK 1168458

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

(Mark One)

[X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ______.

Commission File Number: 333-85414

DYNASTY INTERNATIONAL CORPORATION

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

The Company has amended its Quarterly Report on Form 10-QSB for the period ended June 30, 2003, to correct the exact name of the registrant as shown on the cover page of Form 10QSB. The name was listed as Dynasty International, Inc. The correct name is Dynasty International Corporation. The correct name was used throughout the remainder of the Report.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of September 2003.

DYNASTY INTERNATIONAL CORPORATION

/s/ Gerry Karpinka

By: Gerry Karpinka

Its: President and CEO

/s/ Colin Mills

By: Colin Mills

Its: Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gerry Karpinka, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended June 30, 2003;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report.

Date: September 10, 2003

/s/ Gerry Karpinka

Gerry Karpinka

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the amended quarterly Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Gerry Karpinka, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: September 10, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended June 30, 2003;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report.

Date: September 10, 2003

/s/ Colin Mills

Colin Mills

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the amended quarterly Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Colin Mills, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

/s/ Colin Mills

Colin Mills, Chief Financial Officer

Dated: September 10, 2003