Form 10QSB
period 2003-09-30
DYNASTY INTERNATIONAL CORP INC
filed 2003-11-19
CIK 1168458

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

(604) 997-9559

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes XX No ___ and

(2) has been subject to such filing requirements for the past 90 days. Yes __ No XX

As of September 30, 2003, the issuer had 3,000,000 shares issued and outstanding of its common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

Of Dynasty International Corporation

Sherwood Park, AB, Canada

I have audited the accompanying balance sheet of Dynasty International Corporation (a development stage company) as of September 30, 2003 and September 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 29, 2001 (date of inception) to September 30, 2003. These statements are the responsibility of Dynasty International Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Dynasty International Corporation as of September 30, 2003 and September 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from June 29, 2001 to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

David E. Coffey, C.P.A.

Las Vegas, Nevada

November 14, 2003

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2003	September 30, 2002
	----------------------	-----------------------
ASSETS

Cash	$503	$0
	-----------------	---------------------
Total Assets	503	$0
	==========	============
LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable	$1,272	$7,986
Loans from Companies controlled by stockholders	18,880	0
	-----------------	---------------------
Total Liabilities	20,152	7,986

Stockholders' Equity
Common stock, authorized
10,000,000 shares at $.001 par value,
3,000,000 shares and 2,400,000 shares,
respectively, issued and outstanding	3,000	2,400
Additional paid-in capital	72,000	12,600
Deficit accumulated during the
development stage	(94,649)	(22,986)
	-----------------	---------------------
Total Stockholders' Equity	(19,649)	(7,986)

Total Liabilities and Stockholders' Equity	$503	$0
	==========	============

The accompanying notes are an integral part of

these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

	Nine months ending September 30,		From Inception, June 29, 2001 to September 30, 2003
	2003	2002
	---------------	--------------	-----------------------
Income	$0	$0	$0

Expenses
Organizational costs	0	0	1,000
Professional fees	13,331	21,250	38,433
Consulting	34,480	0	51,730
Licenses and fees	185	365	550
Service fees	1,815	0	1,815
Office expenses	92	328	467
Interest	399	43	654
	---------------	--------------	-----------------------
Total expenses	50,302	21,986	94,649

Net loss	(50,302)	(21,986)	$(94,649)
			=============
Retained earnings	(44,347)	(1,000)
	---------------	--------------
Deficit accumulated during the development stage	$(94,649)	$(22,986)
	========	========

Earnings (loss) per share, assuming dilution;
Net loss	$(0.02)	$(0.01)	$(0.04)
	========	========	=============
Weighted average shares outstanding	2,975,944	2,400,000	2,225,982
	========	========	=============

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FROM JUNE 29, 2001 (Date of Inception) TO SEPTEMBER 30, 2003

	Common Stock				Additional Paid-in Capital		Deficit accumul- ated during the development stage		Total
	Shares		Amount
	-----------		----------		-----------		---------------------		-----------
Balance, September 29, 2001	--	$	__	$	__	$	__	$	__
Issuance of common stock for cash
August 8, 2001	1,000,000		1,000		0		0		1,000
Less net loss	0		0		0		(1,000)		(1,000)
	-----------		----------		-----------		---------------------		-----------
Balance, September 30, 2001	1,000,000		1,000		0		(1,000)		0

Issuance of common stock for cash,
December 6, 2001	1,400,000		1,400		12,600		0		14,000
Less net loss	0		0		0		0		0
	-------------		----------		-----------		-----------------------		------------
Balance, December 31, 2001	2,400,000		2,400		12,600		(1,000)		14,000

Issuance of common stock for cash
November 26 to December 16, 2002	208,500		208		20,642		0		20,850
Less net loss	0		0		0		(43,347)		(43,347)
	-------------		----------		-----------		-----------------------		------------
Balance, December 31, 2002	2,608,500		2,608		33,242		(44,347)		(8,497)

Issuance of common stock for cash, January 7 and January 9, 2003	175,000		175		17,325		0		17,500
Issuance of common stock for cash, February 7 and February 18, 2003	216,500		217		21,433		0		21,650
Less net loss	0		0		0		(50,302)		(50,302)
	-------------		----------		-----------		----------------------		------------
Balance, September 30, 2003	3,000,000		$3,000		$72,000		$(94,649)		$(19,649)
	=======		=====		======		=============		=======

The accompanying notes are an integral part of

these financial statements

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine months ending September 30,		From Inception, June 29, 2001 to September 30, 2003
	2003	2002
	-----------------	--------------------	----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(50,302)	$(21,986)	$(94,649)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity	0	0	0
Accounts payable increase	(8,779)	7,986	1,272
Increase in loans from Companies controlled by stockholders	18,880	0	18,880
	-----------------	--------------------	----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(40,201)	(14,000)	(74,497)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	392	0	3,000
Paid-in capital	38,759	0	72,000
	-----------------	--------------------	----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,151	0	75,000

NET INCREASE IN CASH	(1,050)	(14,000)	$503
			============
CASH BALANCE AT BEGINNING OF PERIOD	1,553	14,000
	-----------------	--------------------
CASH BALANCE AT END OF PERIOD	$503	$0
	==========	===========

The accompanying notes are an integral part of

these financial statements.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

Between January 7 and February 18, 2003, the Company sold 391,500 shares of its common stock at $.10 per share for a total of $39,150 cash. The proceeds were to be used for working capital.

NOTE D LOANS FROM COMPANIES CONTROLLED BY STOCKHOLDERS

On June 2, 2003, the Company was loaned $12,578 by a company controlled by a stockholder. On September 16, 2003 a second loan of $6,302 was extended, bringing the total to $18,880. The loans are unsecured, payable on demand, and accrue no interest. The proceeds were used for working capital.

DYNASTY INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

(Continued)

NOTE E GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues from its planned principal operations through September 30, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Reports on Form 8-K

None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 2003.

DYNASTY INTERNATIONAL CORPORATION

/s/ Gerry Karpinka

By: Gerry Karpinka

Its: President and CEO

/s/ Colin Mills

By: Colin Mills

Its: Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gerry Karpinka, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended September 30, 2003;

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

Date:  November 15, 2003

/s/ Gerry Karpinka

Gerry Karpinka

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the  quarterly Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Gerry Karpinka, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gerry Karpinka

Gerry Karpinka, President

Dated: November 15, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynasty International Corporation for the quarter ended September 30, 2003;

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

Date: November 15, 2003

/s/ Colin Mills

Colin Mills

Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the  quarterly Report of Dynasty International Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Colin Mills, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Colin Mills

Colin Mills, Chief Financial Officer

Dated: November 15, 2003