Form 10KSB
period 2003-12-31
BULLION RIVER GOLD CORP
filed 2004-04-14
CIK 1168458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number

BULLION RIVER GOLD CORP.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377992 (I.R.S. Employer Identification No.)

1325 Airmotive Way, Suite 325, Reno, Nevada (Address of principal executive offices)	89502 (Zip Code)

Issuer’s telephone number: 775-324-4881

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common shares - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes     [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year.   $  nil

Page - 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,839,430 as of March 26, 2004 ($1.15 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2004

common shares - $0.001 par value	25,085,004

Documents incorporated by reference: Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002; Exhibit 10.1 (Antone Canyon Assignment Agreement) filed as an exhibit to Bullion River’s Form 8-K (Current Report) filed on January 28, 2004; Exhibit 10.2 (Corcoran Canyon Assignment Agreement) filed as an exhibit to Bullion River’s Form 8-K (Current Report) filed on March 2, 2004; Exhibit 10.3 (Cimarron Assignment Agreement) filed as an exhibit to Bullion River’s Form 8-K (Current Report) filed on March 3, 2004; Exhibit 10.4 (Thomas Creek Assignment Agreement) filed as an exhibit to Bullion River’s Form 8-K (Current Report) filed on March 8, 2004; and Exhibit 10.5 (North Fork Assignment Agreement) filed as an exhibit to Bullion River’s Form 8-K (Current Report) filed on March 9, 2004.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [ x ]

Page - 2

PART I

Item 1.   Description of Business.

(a)Business Development

Bullion River was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”. Bullion River was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when Bullion River changed its business direction to the exploration of gold and silver in the western United States.

On December 1, 2003 all of the directors and officers of Bullion River resigned and a new director and officer was appointed.

On December 9, 2004, five Nevada subsidiaries of Bullion River were incorporated and sold to Bullion River. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. (collectively, the “Subsidiaries”). From January 9, 2004 to February 23, 2004, Bullion River, through the Subsidiaries, acquired seven separate option agreements. See “Business of Bullion River” below for more information.

On January 20, 2004, the company changed its name to “Bullion River Gold Corp.” Bullion River has an authorized capital of 200,000,000 common shares with a par value of $0.001 with 25,085,004 common shares currently issued and outstanding.

Bullion River intends to carry out exploration activities primarily in regions containing gold or silver deposits, such as the Great Basin in the western United States and the Motherlode belt in California. Bullion River is seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. There is no assurance that Bullion River will locate any high grade and large tonnage or locate projects that contain the potential for mineralization concealed under post-mineral cover.

From January 9, 2004 to February 23, 2004, Bullion River, through the Subsidiaries, acquired seven separate option agreements. In February 2004, Bullion River staked and is in the process of registering its 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada. See “Business of Bullion River” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

Neither Bullion River nor any of the Subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Bullion River’s business.

(b)Business of Bullion River

Bullion River is a mineral exploration company. Bullion River, through the Subsidiaries, conducts gold and silver mineral exploration on properties in the western United States. See “Item 13. Exhibits and Reports on Form 8-K” and the exhibits attached to the Form 8-K’s filed by Bullion River regarding the acquisition of the option agreements for more information.

There is no assurance that a commercially viable ore body, a reserve, exists in any of the mineral claims until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. Bullion River’s current plans are strictly limited to research and exploration.

Bullion River intends to try to remove any mineralized material, if economically viable. If mineralized material is found on any of Bullion River’s mineral exploration projects and removal is warranted, and Bullion River does not have the adequate working capital to do so, Bullion River will have to sell additional common shares or borrow money to finance the cost of removing the mineralized material. There is no assurance that Bullion River will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted, and there is no assurance Bullion River will be able to raise additional working capital through equity or debt financing.

(1)   Antone Canyon Property

On January 9, 2004, Antone Canyon Mining Corp. (“Antone Canyon”) was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada (the “Antone Canyon Property”). The option was assigned from Golden Spike Mining, a Nevada corporation, for an assignment fee of $146,412. Antone Canyon paid for the assignment fee by way of a loan from Bullion River. See Exhibit 10.1 for more information.

Page - 3

Peter M. Kuhn is a director and the president of both Bullion River and Antone Canyon and a director and the president of Golden Spike Mining.

On December 12, 2002, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, Antone Canyon, LLC (“LLC”), who was and is an arms’ length party to the transactions. The option agreement includes the initial 19 unpatented mineral claims optioned by LLC and an additional 41 unpatented mineral claims staked and registered by Golden Spike in the name of LLC in accordance with the terms of the option agreement and which now form an additional part of the optioned mineral claims and are subject to the terms and conditions of the option agreement.

Since December 12, 2002, Golden Spike Mining made all option payments to LLC, including a $20,000 payment on December 12, 2002 and a $20,000 payment on December 12, 2003, and incurred in excess of $90,000 of property expenditures on the optioned mineral claims. Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement and LLC has consented to the assignment of the option agreement.

The option agreement is for a term of 10 years and expires on December 11, 2012. In order to maintain the option in good standing, Antone Canyon is required to pay LLC an annual payment of $40,000 on or before December 12 of each year until the expiration of the option or until Antone Canyon exercises the option in accordance with the terms and conditions of the option agreement.

If, and when, Antone Canyon exercises the option, it will have to choose one of the three exercise options, which are (1) $4,000,000 cash, (2) $400,000 cash plus a 3% net smelter return granted to LLC, or (3) $2,500,000 cash plus a 1% net smelter return granted to LLC. Upon exercising the option, Antone Canyon will have a 100% interest in each of the 60 mineral claims.

For more information and details on the Antone Canyon Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 17.

(2)   Corcoran Canyon Property

On February 18, 2004, Corcoran Canyon Mining Corp. (“Corcoran Canyon”) was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation, for an assignment fee of $43,596. Corcoran Canyon paid for the assignment fee by way of a loan from Bullion River. See Exhibit 10.2 for more information.

In addition to the assignment of the option agreement, Golden Spike Mining has agreed to transfer all of its right, title and interest in 89 contiguous unpatented mineral claims to Corcoran Canyon. The mineral claims have been recently staked and will be registered in the name of Corcoran Canyon.

Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of Corcoran Canyon and a director and the president of Golden Spike Mining.

On February 28, 2003, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, Brancote US Inc. (“Brancote”), who was and is an arms’ length party to the transactions. The option agreement includes the initial 41 unpatented mineral claims optioned by Brancote and are subject to the terms and conditions of the option agreement.

Golden Spike Mining has made all option payments to Brancote, including a $2,000 payment on December 4, 2002. Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement, with the exception of the minimum exploration expenditures. Corcoran Canyon has approved a work program of $130,000 to be completed by December 2004. Brancote is aware of this new work program and has verbally agreed to the time extension for the minimum exploration expenditures. Brancote has consented to the assignment of the option agreement.

The option agreement is for a term of 3 years and expires on February 28, 2006. In order to maintain the option in good standing, Corcoran Canyon is required to pay all annual lease maintenance fees and to incur exploration expenditures of at least $50,000 in each year.

If, and when, Corcoran Canyon exercises the option, it will have to pay Brancote an additional $200,000 option payment and grant the owner a 2% net smelter royalty on the mineral claims. Corcoran Canyon can repurchase half of the 2% net smelter royalty (1% NSR) for a payment of $1 million to Brancote at any time after the granting of the 2% net smelter royalty.

For more information and details on the Corcoran Canyon Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 20.

Page - 4

(3)   Cimarron Property

On February 19, 2004, Cimarron Mining Corp. (“Cimarron”) was assigned an option to acquire a 100% undivided interest in 30 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation, for an assignment fee of $13,468. Cimarron paid for the assignment fee by way of a loan from Bullion River. See Exhibit 10.3 for more information.

Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of Cimarron and a director and the president of Golden Spike Mining.

On August 22, 2003, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, Brancote US Inc. (“Brancote”), who was and is an arms’ length party to the transactions. The option agreement includes the initial 24 unpatented mineral claims optioned by Brancote and an additional 6 unpatented mineral claims previously optioned to Brancote in accordance with the terms of a previous option agreement dated June 1, 1994.

Golden Spike Mining has made all option payments to Brancote, including a $2,000 payment on February 4, 2003. Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement. Golden Spike has until August 22, 2004 to incur the minimum exploration expenditures on the mineral claims. Brancote has consented to the assignment of the option agreement.

The option agreement provides for a term of three years that expires on August 22, 2006. In order to keep the option in good standing, Cimarron is required to pay all annual lease maintenance fees and to incur exploration expenditures of at least $50,000 in each year.

If, and when, Cimarron exercises the option, it will have to pay Brancote an additional $200,000 option payment and grant the owner a 1% net smelter royalty on the mineral claims. Cimarron can repurchase half of the 1% net smelter royalty (0.5% NSR) for a payment of $500,000 to Brancote.

For more information and details on the Cimarron Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 22.

(4)   Thomas Creek Property

On February 20, 2004, Thomas Creek Mining Corp. (“Thomas Creek”) was assigned an option to acquire a 100% undivided interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation, for an assignment fee of $53,740. Thomas Creek paid for the assignment fee by way of a loan from Bullion River. See Exhibit 10.4 for more information.

Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of Thomas Creek and a director and the president of Golden Spike Mining.

On December 20, 2002, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, KM Exploration Ltd. (“KM Exploration”), who was and is an arms’ length party to the transactions. The option agreement includes the initial 28 unpatented mineral claims optioned by KM Exploration and an additional 48 unpatented mineral claims staked and registered by Golden Spike in the name of KM Exploration in accordance with the terms of the option agreement and which now form an additional part of the optioned mineral claims and are subject to the terms and conditions of the option agreement.

Golden Spike Mining has made all option payments to KM Exploration, including an aggregate $32,500 in option payments. Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement. KM Exploration has consented to the assignment of the option agreement.

The option agreement provides for a term of 10 years that expires on December 20, 2012. In order to keep the option in good standing, Thomas Creek is required to pay KM Exploration (1) $20,000 on or before the second anniversary date, (2) $25,000 on or before the third anniversary, (3) $30,000 on or before each subsequent anniversary. Also, Bullion River will be required to issue 30,000 restricted common shares to KM Exploration each year during the option term beginning with the effective date of the assignment and on each anniversary of the effective date of the option. The cash payments and the share issuances will have to be made each year to keep the option in good standing until Thomas Creek exercises the option or the option expires.

If, and when, Thomas Creek exercises the option, it will have to choose between granting (1) a 3% net smelter royalty (“NSR”) to KM Exploration with an option to reduce the 3% NSR to a 1% NSR by paying to the owner $1.3 million for each 1% NSR repurchased, or (2) a 2.5% NSR to KM Exploration with an option to reduce the 2.5% NSR to a 1% NSR by paying $3.25 million to KM Exploration.

For more information and details on the Thomas Creek Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 25.

Page - 5

(5)   North Fork Property

On February 23, 2004, North Fork Mining Corp. (“North Fork”) was assigned three options to acquire a 100% undivided right, title and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The options were assigned from Golden Spike Mining, a Nevada corporation, for an assignment fee of $129,115. North Fork paid for the assignment fee by way of a loan from Bullion River. Also, as additional consideration for the assignment of the option agreements, North Fork granted Golden Spike Mining a net smelter royalty of 1.5% on the 42 unpatented mineral claims. See Exhibit 10.5 for more information.

Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of North Fork and a director and the president of Golden Spike Mining.

On July 1, 2002, Golden Spike Mining entered into the first option agreement with the owner of 27 unpatented mineral claims, Forest Mines, Inc., who was and is an arms’ length party to the transaction. The first option agreement provides for a term of five years that expires on July 3, 2007.

On July 3, 2002, Golden Spike Mining entered into the second option agreement with the owner of 8 unpatented mineral claims, Mugwump Mining Company, Inc., who was and is an arms’ length party to the transaction. The second option agreement provides for a term of five years that expires on July 3, 2007.

In order to keep these two options in good standing, North Fork is required to pay to each owner a minimum royalty payment of (1) $250 per month in year two, (2) $500 per month in year three, (3) $1,000 per month in year four, and (4) the greater of $5,000 per month or a 5% net smelter royalty in year five. North Fork is also required to make all maintenance and lease payments to keep these mineral claims in good standing during the term of the option.

If North Fork makes all of the minimum royalty payments, then at the end of the five year term North Fork will have acquired a 100% undivided right, title and interest in these 35 unpatented mineral claims subject only to a 5% net smelter royalty payable to each owner on its respective mineral claims. Royalty payments will be required to be made until North Fork has made payments to each owner in the aggregate of $750,000. All prior payments made by North Fork to the owners, including all minimum royalty payments, will be deducted from the $750,000 purchase price. The owners have been paid an aggregate $8,600 in minimum royalty payments, which represents payments in full to the end of April 2004. Also, a $10,000 option payment was made to each of the two owners upon signing the respective option agreement.

On March 4, 2003, Golden Spike Mining entered into the third option agreement with the owner of 7 unpatented mineral claims, Donald E. Williams, who was and is an arms’ length party to the transaction. The third option agreement has no term. To acquire an undivided 100% interest in these mineral claims, North Fork must (1) pay the owner $10,000 upon first completing a drilling and exploration program and deciding to continue with exploration, and (2) pay the owner $70,000 upon completing a second stage of drilling and exploration and deciding to continue with exploration.

Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement. Each of the owners has consented to the assignment of their respective option agreement.

For more information and details on the North Fork Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 27.

(6)   Painted Hills Property

In February 2004, Bullion River acquired a 100% interest in the Painted Hills property by staking the 41 unpatented mineral claims in the Painted Hills district in northwestern Nevada comprising 825 acres.

For more information and details on the Painted Hills Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 29.

Competition

Bullion River competes with other mining and exploration companies possessing greater financial resources and technical facilities than Bullion River in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. The gold mining industry is fragmented and Bullion River is an infinitely small participant in the gold and silver mining market. Many of Bullion River’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties. Some of these competitors have been in business for longer than Bullion River and may have established more strategic partnerships and relationships than Bullion River.

Page - 6

There is significant competition for the limited number of gold acquisition opportunities and, as a result, Bullion River may be unable to continue to acquire an interest in attractive gold and silver mineral exploration properties on terms it considers acceptable.

While Bullion River competes with other exploration companies, there is no competition for the exploration or removal of mineralized material from Bullion River’s properties. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. The largest are Handy & Harman, Englehard Industries, and Johnson Matthey, Ltd. The wholesale purchase of precious metals is affected by a number of factors beyond Bullion River’s control. The factors are:
• fluctuations in the market price for gold
• fluctuating supplies of gold
• fluctuating demand for gold
• mining activities by others

If Bullion River finds gold or silver that is deemed of economic grade and in sufficient quantities to justify removal, Bullion River would seek additional capital through equity or debt financing to build a mine and plant. Bullion River would then mine the gold or silver. After mining Bullion River would process the ore through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the mineral contained therein less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open markets through brokers who work for wholesales, including the major world wholesalers set forth above.

The current demand for gold and silver exceeds the supply of gold and silver. As such management believes it will not have any difficulty selling the gold or silver it may recover. However, Bullion River has not found any mineralized material as of today and there is no assurance Bullion River will find any mineralized material in the future.

Government Controls and Regulations

The various levels of government controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations, and may require that some former mineral exploration properties be managed for long periods of time.

Bullion River’s exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all the related state laws in California and Nevada.

The State of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance. The State of California has similar regulations.

Bullion River will be required to obtain work permits from the Bureau of Land Management and the U.S. Forest Service for any exploration work that results in a physical disturbance to the land. Bullion River will not be required to obtain a work permit for any phase of its proposed mineral exploration programs that does not involve any physical disturbance to the mineral claims. Bullion River will be required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs. As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, Bullion River will be required to post small bonds and file statements of work with the Bureau of Land Management and with the U.S. Forest Service. Bullion River will be required by the Bureau of Land Management and with the U.S. Forest Service to undertake remediation work on any work that results in physical disturbance to the mineral claims. The cost of remediation work will vary according to the degree of physical disturbance.

Page - 7

It is Bullion River’s responsibility to provide a safe working environment, not to disrupt archaeological sites, and conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

Bullion River will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of Bullion River’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

Bullion River and its Subsidiaries are in compliance with the foregoing legislation and will continue to comply with the legislation in the future. Management believes that compliance with the foregoing legislation will not adversely affect Bullion River’s business operations in the future or its competitive position.

Effect of Existing or Probable Governmental Regulations on Bullion River’s Business

Bullion River’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Bullion River is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Bullion River or one of its Subsidiaries.

Dependence on One or a Few Major Customers

Bullion River does not have any major customers that it depends on. Bullion River is still in the start up phase and has not as of yet negotiated a contract with a major client. Gold and silver can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time. Since there are a large number of available gold and silver purchasers, Bullion River is not dependent upon the sale of gold or silver to any one customer. The gold and silver will be delivered to meet commitments under gold or silver sale contracts or sold to various dealers or smelters on a competitive basis at spot prices. Management believes that, because of the availability of alternative refiners, no material adverse effect would result if Bullion River lost the services of any of its current refiners.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither Bullion River nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks.

Bullion River’s web sites are copyrighted upon loading. www.bullionriver.com and www.bullionrivergold.com are registered domain names of Bullion River. Bullion River and its subsidiaries will seek further trademark protection for any associated domain names.

Number of Total Employees and Number of Full Time Employees

Bullion River has no paid employees at this time. Bullion River and the Subsidiaries intend to hire their own labor force or use the services of subcontractors for manual labor exploration work on the mineral exploration properties. Peter Kuhn provides management services to Bullion River through a majority-owned company named Centennial Development Company, and Jacob Margolis and Glenn Blachford provide consulting services.

At present, none of Mr. Kuhn, Mr. Margolis or Mr. Blachford has an employment agreement with Bullion River, but Bullion River has entered into the following agreements with these three people.

Bullion River and Centennial Development Company, a company of which Peter Kuhn owns a majority of the voting shares, have verbally agreed that Mr. Kuhn will provide management services to Bullion River for a management fee of $5,000 per month until April 15, 2004, at which time the terms of the agreement will be renegotiated. Bullion River is also obligated to reimburse Centennial Development Company for any reasonable business related expenses. Either party can terminate  the agreement at anytime. The agreement does not provide for any specific compensation in the event of (1) resignation, (2) retirement, (3) other termination of the agreement, (4) a change of control of Bullion River, or (5) a change in Mr. Kuhn’s responsibilities following a change in control.

Page - 8

On December 1, 2003, Bullion River and Jacob Margolis entered into a consulting agreement that expires on May 31, 2004 and will be renegotiated before April 30, 2004. Mr. Margolis is paid $6,000 per month for acting as a geological consultant to Bullion River and is reimbursed for all reasonable and necessary expenses incurred in the performance of his duties and as approved by the president of Bullion River. Mr. Margolis also received 30,000 restricted common shares and is entitled to participate in any future stock option plans of Bullion River and may qualify for further bonuses such as finder’s fees. See Exhibit 10.7 – Consulting Agreement for more details.

Bullion River and Glenn Blachford have verbally agreed that Mr. Blachford will provide consulting services to prepare the underground rehabilitation and drilling program on the North Fork Property. Mr. Blachford is paid $6,000 per month for providing the consulting services and is entitled to participate in any future stock option plans of Bullion River.

Bullion River presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Bullion River may adopt such plans in the future. There are presently no personal benefits available to any employees.
RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including our financial statements and the related notes, in evaluating Bullion River’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Bullion River’s business. Additional risks and uncertainties not presently known to Bullion River or that Bullion River currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Bullion River’s business and financial results could be harmed. In that case, the trading price of Bullion River’s common shares could decline.

Risks associated with Bullion River’s business and properties:

1.Bullion River lacks an operating history and has losses that it expects will continue into the future. If the losses continue Bullion River will have to suspend operations or cease operations.

Bullion River has no operating history upon which an evaluation of its future success or failure can be made. Bullion River has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Bullion River’s net loss since inception is $145,563. For the 12 months ended December 31, 2003, operating expenses increased by $57,867. See “Management Discussion and Analysis on page 15 for more details.

Bullion River’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) locate a profitable mineral property, (2) generate revenues from its planned business operations, and (3) reduce exploration costs. Based upon current plans, Bullion River expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. Bullion River cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause Bullion River to suspend or cease operations.

2.Because Bullion River’s auditors have issued a going concern opinion and because its officers and directors will not loan any money to Bullion River, it may not be able to achieve its objectives and may have to suspend or cease operations.

Bullion River’s auditors have issued a going concern opinion. This means that the auditor doubts that Bullion River can continue as an ongoing business for the next twelve months. Because Bullion River’s officers and directors are unwilling to loan or advance any additional capital, Bullion River may have to suspend or cease operations.

3.Bullion River has no known ore reserves and cannot guarantee that it will find any ore reserves, or if Bullion River finds any ore reserves, that production would be profitable. If no ore reserves are found, Bullion River may have to cease operations.

All of Bullion River’s mineral claims are in the exploration stage and none of the mineral claims have any known ore reserves or generate any cash flow. Bullion River has not identified any mineable gold or silver reserves on any of the mineral claims and Bullion River cannot guarantee it will ever find any ore reserves. Accordingly, we have no means of producing any income. Even if Bullion River finds that there is gold or silver on the mineral claims, Bullion River cannot guarantee that it will be able to recover any gold or silver for an ore reserve or generate any cash flow from that ore reserve. Even if Bullion River recovers gold or silver, it cannot guaranty that it will make a profit. If Bullion River cannot find gold or silver, or it is not economical to recover the gold or silver, Bullion River will have to cease operations.

Page - 9

4.Bullion River does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs and as a result may have to suspend operations.

Bullion River’s mineral exploration programs are limited and restricted by the amount of working capital that Bullion River has and is able to raise from financings. Bullion River does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs. As a result, the Subsidiary may have to suspend or cease its operations on those particular mineral claims.

Bullion River’s current operating funds are less than necessary to complete proposed mineral exploration programs of each of the Subsidiaries, and therefore Bullion River will need to obtain additional financing in order to complete each of the proposed mineral exploration programs. As of March 20, 2004, Bullion River had cash in the amount of $487,086. Bullion River currently does not have any operations and has no income. Bullion River’s mineral exploration programs call for significant expenses in connection with the exploration of the respective mineral claims. While Bullion River has sufficient funds to complete Phase 1 of some of the proposed mineral exploration programs and for ongoing administrative expenses, Bullion River will need to raise additional capital of approximately $2 million to proceed with and complete all Phase 1’s of the proposed mineral exploration programs. Bullion River will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. Bullion River will require additional financing to sustain its business operations if Bullion River is not successful in earning revenues once exploration is complete. Bullion River currently has an offering open for up to $2 million, but Bullion River can provide no assurance to investors that Bullion River will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River. The most likely source of future funds presently available to Bullion River is through the sale of equity capital . Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of further exploration would be the offering by Bullion River of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or private loans.

5.If Bullion River and its Subsidiaries do not complete the required exploration expenditures and make the required option payments mandated in the various option agreements, Bullion River will lose its interest in the mineral claims and Bullion River’s business may fail.

Bullion River and it Subsidiaries are obligated to incur a minimum amount of exploration expenditures on certain mineral claims in accordance with the various option agreements that the Subsidiaries are party to in order to maintain the option agreements in good standing and to be able to exercise the option and obtain a 100% interest in the mineral claims. Bullion River’s existing cash reserves are insufficient to enable it to incur the minimum amount of exploration expenditures required. Bullion River will require substantial working capital to fund the continued exploration of the mineral claims and to exercise the various options. If Bullion River does not incur the exploration expenditures required by the option agreements, Bullion River will forfeit its interest in those respective mineral claims. Bullion River has not raised the required additional financing and cannot provide any assurance to investors that the additional financing will be available to it on acceptable terms, or at all, to incur exploration expenditures, to make option payments, to continue operations, to fund new business opportunities or to execute its business plan. If Bullion River loses its interest in the optioned mineral claims, then there is a substantial risk that its business will fail.

6.Rain and snow may make access to certain mineral claims impossible during the year. This will delay Bullion River’s proposed mineral exploration programs, which could prevent Bullion River from generating revenues.

Bullion River’s proposed exploration programs on certain mineral claims can only be performed approximately seven to nine months out of the year. This is because rain and snow cause roads leading to these mineral claims to be impassable during three to five months of the year. When roads are impassible, Bullion River is unable to continue with its mineral exploration programs on these mineral claims and, as a consequence, unable to generate revenues.

7.We may not have access to all of the supplies and materials we need for exploration, which could cause Bullion River to delay or suspend operations.

Competition and unforeseen limited sources of supplies and contractors in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as drill rigs, bulldozers and excavators that Bullion River might need to conduct exploration. Bullion River has not attempted to locate or negotiate with any suppliers of products, equipment or materials. Bullion River will attempt to locate products, equipment and materials after sufficient funds have been raised. If Bullion River cannot find the products and equipment it needs for the various mineral exploration programs, Bullion River will have to suspend its mineral exploration programs until Bullion River can find the products and equipment it needs.

Page - 10

Risks associated with Bullion River’s industry:

8.Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Bullion River’s business will fail.

The search for valuable minerals as a business is extremely risky. Bullion River cannot provide investors with any assurance that the mineral claims that it has optioned contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by Bullion River in the exploration of the optioned mineral claims may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, Bullion River would be unable to complete its business plan.

9.The gold and silver markets are volatile markets that have a direct impact on Bullion River’s revenues and profits and the market conditions will effect whether Bullion River will be able to continue its operations.

The current price of an ounce of gold is approximately $422 and the current price of an ounce of silver is approximately $8.20. In order to maintain operations, Bullion River will have to sell its gold and silver for more than it costs to mine it. The lower the price the more difficult it is to do this. If Bullion River cannot make a profit it will have to cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market price of gold, the greater the chance that Bullion River’s operation will not be profitable and that Bullion River will have to cease operations.

In recent decades, there have been periods of both worldwide overproduction and underproduction of certain mineral resources. Such conditions have resulted in periods of excess supply of, and reduced demand for these minerals on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for these mineral products. The excess or short supply of mineral products has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

The mining exploration and development industry may be sensitive to any general downturn in the overall economy or currencies of the countries to which the product is produced or marketed. Substantial adverse or ongoing economic, currency, government or political conditions in various world markets may have a negative impact on Bullion River’s ability to operate profitably.

10.Because of the inherent dangers involved in mineral exploration, there is a risk that Bullion River may incur liability or damages as Bullion River conducts its business.

The search for valuable minerals involves numerous hazards. As a result, Bullion River may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Bullion River cannot insure or against which Bullion River may elect not to insure. The payment of such liabilities may have a material adverse effect on Bullion River’s financial position.

11.Bullion River faces significant competition in the mineral exploration industry.

Bullion River competes with other mining and exploration companies possessing greater financial resources and technical facilities than Bullion River in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of gold or silver acquisition opportunities and, as a result, Bullion River may be unable to acquire an interest in attractive gold and silver mineral exploration properties on terms it considers acceptable on a continuing basis.

12.Government regulation or any change in such regulation may adversely affect Bullion River’s business.

There are several governmental regulations that materially restrict the use of minerals. Under the applicable legislation and regulations, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the mineral claims. Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process.

Page - 11

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase Bullion River’s costs of doing business and prevent Bullion River from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit Bullion River’s ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that have not yet been applied. These new laws may increase Bullion River’s cost of doing business with the result that its financial condition and operating results may be harmed.

13.Bullion River’s business and operating results will be harmed if it is unable to manage growth in its business.

Bullion River’s business may experience periods of rapid growth that will place significant demands on Bullion River’s managerial, operational and financial resources. In order to manage this possible growth, Bullion River must continue to improve and expand its management, operational and financial systems and controls, including quality control and delivery capabilities. Bullion River will also need to continue to expand, train and manage its employee base. Bullion River must carefully manage mineral exploration capabilities and production and inventory levels to meet product demand. Bullion River cannot assure that it will be able to timely and effectively meet that demand and maintain the quality standards required by its existing and potential clients.

In addition, inaccuracies in Bullion River’s demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. If Bullion River ineffectively manages its growth or is unsuccessful in recruiting and retaining personnel, its business and operating results will be harmed.

Risks associated with Bullion River and its subsidiaries:

14.Bullion River’s stock price is volatile.

The stock markets in general, and the stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Bullion River’s common shares has fluctuated in the past and is likely to fluctuate in the future as well, especially if Bullion River’s common shares continue to be thinly traded. Factors that may have a significant impact on the market price of Bullion River’s common shares include:

  actual or anticipated variations in Bullion River’s results of operations;
  Bullion River’s ability or inability to generate new revenues;
  increased competition;
  government regulations, including mineral exploration and environmental regulations;
  conditions and trends in the mineral exploration industry;
  proprietary rights;
  rumors or allegations regarding Bullion River’s financial disclosures or practices; or
  the volatility of the gold and silver market prices.

Bullion River’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

15.A small number of Bullion River’s stockholders own a substantial amount of Bullion River’s common shares, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Bullion River’s common shares could drop significantly.

Because a small number of Bullion River’s stockholders own a substantial amount of Bullion River’s common shares, those shareholders will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. Also, sales of a large number of shares of Bullion River’s common shares or even the availability of a substantial number of common shares for sale could have the effect of reducing the price per share of Bullion River’s common shares, especially if the common shares continue to be thinly traded.

16.Bullion River may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

Bullion River’s future success depends largely upon the continued service of its board members, executive officers and other key personnel. Bullion River’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

Page - 12

Bullion River may have particular difficulty attracting and retaining key personnel in initial phases of its mineral exploration programs. Bullion River does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact Bullion River’s ability to complete its mineral exploration programs.

17.Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies that will prevent them from devoting full-time to our operations, which may affect Bullion River’s operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. Messrs. Kuhn and Bradley’s other activities will prevent them from devoting full-time to Bullion River’s operations. This will slow Bullion River’s operations and may reduce its financial results because of the slow down in operations.

18.Bullion River does not expect to pay dividends in the foreseeable future.

Bullion River has never paid cash dividends on its common shares and has no plans to do so in the foreseeable future. Bullion River intends to retain earnings, if any, to develop and expand its business.

19.“Penny Stock” rules may make buying or selling Bullion River’s common shares difficult, and severely limit their market and liquidity.

Trading in Bullion River’s common shares is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Bullion River’s common shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Bullion River’s common shares, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Bullion River’s common shares, which could severely limit their market price and liquidity of its common shares. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 15 for more details.

Item 2.   Description of Property.

Bullion River operates from its principal executive office at 1325 Airmotive Way, Suite 325, Reno Nevada. Bullion River’s telephone number is 775-324-4881. In February 2004, Bullion River has leased this premise for one year with a month to month basis after the first year. In the opinion of the management of Bullion River, this office space will meet the needs of Bullion River for the foreseeable future. During the fiscal year ending December 31, 2003, Bullion River paid $nil for rent, but is now paying $1,800 per month.

Bullion River has also leased a storage facility in Sparks, Nevada for the diamond drill cores from its properties. Bullion River has leased this storage until the end of 2004 and has paid the rent in full.

In January and February 2004, Bullion River and its Subsidiaries were assigned an interest in various option agreements to acquire a 100% interest in an aggregate 337 unpatented mineral claims located in Nevada and 42 unpatented mineral claims in California. See “Business of Bullion River” above and “Item 13. Exhibits and Reports on Form 8-K” and the exhibits attached to the Form 8-K’s filed by Bullion River regarding the acquisition of the option agreements for more information.

Item 3.   Legal Proceedings.

Bullion River is not a party to any pending legal proceedings and, to the best of Bullion River’s knowledge, none of Bullion River’s property or assets are the subject of any pending legal proceedings

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Page - 13

(a)   Market Information

Bullion River’s common shares have been quoted on the NASD OTC Bulletin Board since October 1, 2003 under the symbol “BLRV”(formerly “DYSI”). However, the first trade occurred in November 2003. The table below gives the high and low bid information for each fiscal quarter since Bullion River’s common shares have been quoted. The bid information was obtained from OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 March 2004	$1.37	$0.90	OTC Bulletin Board
31 December 2003	$0.00	$0.00	OTC Bulletin Board

(b)   Holders of Record

There are approximately 21 holders of record of Bullion River’s common shares.

(c)   Dividends

Bullion River has declared no dividends on its common shares, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of our Board of Directors.

On December 9, 2003, the Board of Directors declared a stock dividend of nine common shares for every one common share issued. The stock dividend was paid out on December 22, 2003.

On January 13, 2004, the Board of Directors declared a stock dividend of one and a half common shares for every one common share issued. The stock dividend was paid out on January 23, 2004.

(d)    Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In March 2004, Bullion River received subscription agreements for an aggregate $850,000 in subscription funds for a total of 850,000 units at an offering price of $1.00 per unit. Each unit consists of one restricted common share and one restricted warrant. Each restricted warrant is convertible into one restricted common share. The restricted warrant is exercisable for two years at an exercise price of $1.50 per warrant. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws. The value of the shares was arbitrarily set by Bullion River and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The net proceeds to Bullion River were $850,000. As of the date of this report, the units have not  been issued to the subscribers but Bullion River expects to issue and deliver the units shortly.

On March 18, 2004, Bullion River issued 30,000 restricted common shares at $1.00 per share to KM Exploration Ltd. pursuant to Section 4(2) of the Securities Act of 1933. The 30,000 restricted common shares were issued as an option payment pursuant to the terms and conditions of the option agreement for the Thomas Creek Property. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Also, on March 18, 2004, Bullion River issued 30,000 restricted common shares at $1.00 per share to Jacob Margolis pursuant to Section 4(2) of the Securities Act of 1933. Jacob Margolis was in possession of all material information relating to Bullion River. The 30,000 restricted common shares were issued as a consultant fee pursuant to the terms and conditions of a consultant agreement between Bullion River and Jacob Margolis. See Exhibit 10.7 – Consulting Agreement for more details. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Also, on March 18, 2004, Bullion River issued 25,000 restricted common shares at $1.00 per share to Jacob Margolis pursuant to Section 4(2) of the Securities Act of 1933. Jacob Margolis was in possession of all material information relating to Bullion River. The 25,000 restricted common shares were issued as a finder’s fee for  locating  the Painted Hills Property. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Page - 14

On August 8, 2001, Gerry Karpinka subscribed for and acquired 1,000,000 common shares for $1,000. The shares were issued as a private placement. No underwriters were used, and no commissions or other remuneration was paid. The securities were sold in reliance on Regulation D, Section 505 of the Securities Act of 1933. Also, during the period from July 1, 2001 to December 15, 2001, a private placement offering was completed, under which 1,400,000 shares of common shares were sold at a price of $0.01 per share to three shareholders for a total of $14,000. No underwriters were used, and no commissions or other remuneration were paid. The securities were sold in reliance on Regulation D, Section 505 of the Securities Act of 1933. Bullion River qualified for an exemption from registration under Rule 505 since it was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, was and is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000.

There are no outstanding options or warrants to purchase, or securities convertible into, common shares in the capital of Bullion River at this time with the exception of the warrants discussed above.

(e)    Penny Stock Rules

Trading in Bullion River’s common shares is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Bullion River’s common shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Bullion River’s common shares, which could severely limit their market price and liquidity of Bullion River’s common shares.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BULLION RIVER GOLD CORP. FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

Bullion River was incorporated on June 29, 2001, under the laws of the State of Nevada, as Dynasty International Corporation (“Dynasty”). On December 1, 2003, all of the directors and officers of Dynasty resigned and a new director and officer was appointed. Until December 9, 2003, Dynasty was a development stage company in the business of retail water quality testing and treatment products and systems, with no operations, no revenue, no financial backing and few assets. On December 9, 2003, Dynasty changed its name to “Bullion River Gold Corp.” to better reflect Bullion River’s change in the business direction to gold and silver exploration. Bullion River is now an exploration stage company with no revenue, no operations and few assets.

Page - 15

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003.

Results of Operations

Revenues

Bullion River anticipates that significant revenues will not be achieved until Bullion River locates viable mineral properties from which Bullion River is able to extract gold or silver. There is no guaranty that Bullion River will locate viable gold or silver reserves and, if such minerals are discovered, that Bullion River will enter into commercial production, or that if Bullion River does locate viable mineralization, that Bullion River will be able to secure the financing necessary to proceed with extraction of these minerals.

Operating Expenses

Bullion River’s expenses increased by $58,000 or 133% from $43,000 for the year ended December 31, 2002 to $101,000 for the year ended December 31, 2003. The increase was primarily due to an increase of $25,000 in administrative fees, $23,000 in consulting fees, $9,000 in professional fees, $12,500 in salaries and wages offset by an extinguishment of debt of $19,000. The increases were due to the change in management and change in business direction.

Bullion River’s expenses increased by $42,000 from $1,000 for the period ended December 31, 2001 to $43,000 for the year ended December 31, 2002. The increase was primarily due to an increase of $17,000 in consulting fees, $25,000 in professional fees offset by a decrease in organizational costs of $1,000.

Liquidity and Capital Resources

Cash and Working Capital

Bullion River had cash of $152,926 and a working capital deficit of $70,563 at December 31, 2003. During the year ended December 31, 2003, Bullion River used $122,085 in cash for operating activities, primarily for an operating loss of $101,215, a gain on extinguishments of debt of $18,880, and a decrease in accounts payable of $1,907. Cash used in operations of $122,085 was financed by a sale of common stock of $39,150, an advance payable of $34,308 and a note payable of $200,000. A decrease in working capital of $62,065 was due to an increase in current assets of $151,456 that was more than offset by an increase in current liabilities of $213,521. Bullion River has accumulated a deficit of $145,563 since inception and has a stockholder’s deficiency of $70,563. Bullion River has no contingencies or long- term commitments except for commitments under the option agreements it entered into subsequent to December 31, 2003.

Bullion River had cash of $1,553 and a working capital deficit of $8,498 at December 31, 2002. During the year ended December 31, 2002, Bullion River used $33,297 in cash for operating activities, primarily for an operating loss of $43,348 offset by an increase in accounts payable of $10,051. Cash used in operations of $33,297 was financed by a sale of common stock of $20,850 offset by a decrease in cash of $12,447. A decrease in working capital of $22,498 was due to a decrease in current assets of $12,447 and an increase in current liabilities of $10,051. Bullion River has accumulated a deficit of $44,348 since inception and has a stockholder’s deficiency of $8,498. Bullion River has no contingencies or long- term commitments.

Plan of Operation for the Next Twelve Months

Subsequent to December 31, 2003 and in conjunction with Bullion River’s change in business direction Bullion River spent a total of $386,331 on acquiring options on five properties that Bullion River plans to explore for gold and silver. The optioned properties are the Antone Canyon Property, Corcoran Canyon Property, Cimarron Property, Thomas Creek Property and the North Fork Property. Bullion River also acquired the Painted Hills Property by staking it. Bullion River paid for the options with cash, advances payable, and a short-term note payable. Bullion River also issued 25,000 restricted common shares to Jacob Margolis, the vice-president of exploration, as a finder’s fee for locating the Painted Hills Property.

Page - 16

The following table sets out the estimated costs, commencement date and length of Phase 1 of  the proposed mineral exploration programs for each of the following properties:

Property	Estimated Cost of Phase 1	Estimated Commencement Date	Estimated Length of Program
Antone Canyon	$ 121,800	June 2004	Two Months
Corcoran Canyon	130,000	May 2004	Two Months
Cimarron	63,350	August 2004	Six Weeks
Thomas Creek	101,500	April 2004	Six Weeks
North Fork	792,500	April 2004	Four Months
Painted Hills	56,800	September 2004	Six Weeks
Total	$1,265,950

As Bullion River completes Phase 1 on each of the mineral exploration properties, it plans to immediately conduct an analysis and evaluation of the drill results to determine the feasibility of commencing a Phase 2 drill program on that particular property. Phase 2 of Bullion River’s proposed mineral exploration programs will target the property or properties that show the best drill results during Phase 1. Bullion River anticipates commencing a Phase 2 mineral exploration program on one to four properties. Bullion River expects Phase 2 of its mineral exploration program to cost between $1.3 and $3 million. Bullion River plans to commence and complete its Phase 2 exploration programs during 2004, however embarking on Phase 2 depends not only on the drilling results obtained during Phase 1, but on the general outlook for gold and silver prices and the ability to raise additional financing.

Subsequent to the year-end, Bullion River approved a private placement for two million units at $1 per unit. Bullion River plans to use these proceeds for operating expenses, to pay its short-term note payable, to pay its advances payable, and to cover its Phase 1 exploration costs.

Bullion River anticipates continuing to rely on private loans, equity sales of common shares, or joint ventures with other exploration companies in order to fund Phase 2 of its proposed mineral exploration programs. The issuance of additional shares will result in dilution to existing shareholders of Bullion River.

Bullion River is planning on carrying out exploration activities primarily in the Great Basin in the western United States and the Motherlode belt in California, and in regions containing gold or silver deposits. Bullion River is seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. There is no assurance that Bullion River will locate any high grade and large tonnage or locate projects that contain the potential for mineralization concealed under post-mineral cover.

Unless Bullion River locates a commercially viable source for gold or silver and until such time as Bullion River achieves significant revenues from the sales of gold or silver, Bullion River will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significantly more than Bullion River’s estimated Phase 1 and 2 costs. Bullion River cannot guarantee that if, or when, Bullion River locates a property it consider to be commercially viable that Bullion River will be able to obtain the required working capital to bring the mine into commercial production.

Bullion River is not currently conducting any research and development activities other than the development of its website. Bullion River does not anticipate conducting such activities in the near future except for the development of its mineral exploration properties if or when Bullion River locates a commercially viable source of gold or silver. As Bullion River proceeds with Phases 1 and 2 of its proposed mineral exploration programs, Bullion River will need to hire independent contractors as well as purchase or lease additional equipment.

Antone Canyon Property

On January 9, 2004, Bullion River’s wholly owned subsidiary Antone Canyon Mining Corp. (“Antone Canyon”) was assigned an option to acquire a 100% undivided right, title and interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of the Company, for $146,412. The owner of the mineral claims consented in writing to the assignment.

The Antone Canyon option agreement is for a term of 10 years and expires on December 11, 2012. All required payments under the option agreement were made prior to the assignment of the option. The required payments were; $20,000 in option payments on each of December 12, 2002 and 2003, and expenditures on the property in excess of $90,000. In order to maintain the option in good standing, Antone Canyon is required to pay the owner of the mineral claims annual payments of $40,000 on or before December 12, until the expiration of the option or until Antone Canyon exercises the option.

Page - 17

If or when Antone Canyon exercises the option, it will have to choose one of three payment options, which are; payment of $4,000,000 to the owner of the mineral claims, or payment of $400,000 plus a 3% net smelter royalty (“NSR”) to the owner of the mineral claims, or payment of $2,500,000 plus a 1% NSR to the owner of the mineral claims.

The following information concerning the Antone Canyon Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background

The results in the trenches, executed by Golden Spike Mining in late 2002, included 18.3 grams/tonne Au over 15.2 meters containing 67.5g/t Au over 3.0m. Only 5 shallow drill holes totaling about 540 meters were drilled by North Mining in 1999 in addition to the 55 holes totaling 5,500 meters drilled by Freeport exploration in the early 1980’s. The drill intersections included 24.5 g/t Au over 3.0 m; 38.7 g/t Au over 1.5 meters; and 31.5 g/t Au over 1.5 meters within 6.1 meters of 12.4 g/t Au. Furthermore, the mineral claims contain old workings from 1878 to the 1960’s in which high-grade silver was successfully mined. Drilling of the high-grade structures has been limited to within 100 meters of surface, with some holes drilled parallel to mineralized structures. Other work has included trenching, limited soil sampling, select rock-chip sampling, and an IP geophysical survey. Rock-chip samples collected by Antone Canyon in 2003 confirm high-grade gold in the Trench-2 quartz stockwork zone that yielded 12.2 g/t Au over 5.5m: 19.0 g/t Au, 6.2 g/t Ag and 8.98 g/t Au, 13.0 g/t Ag.

Location and Access

The Antone Canyon Property is located in Nye County, Nevada, 70 kilometers north of Tonopah, and 13 kilometers southeast of the Round Mountain gold mine operated by Barrick Gold Group and Kinross Gold Corporation.

The Antone Canyon Property consists of 60 unpatented mineral claims with a total area of approximately 1,200 acres (485 hectares) and is located eight miles east of the world class Round Mountain Mine.

Access to the Antone Canyon Property is by pick-up truck on an unpaved trail.

Plant and Equipment

Antone Canyon does not own a plant or any equipment and there is no equipment on the Antone Canyon Property. As there is no source of power on the Antone Canyon Property, power for operations will be generated from generators. Antone Canyon intends to hire independent third party contractors or its own labor force to mine the property if mineralized material is discovered on the Antone Canyon Property.

Geology and Mineralization

The Antone Canyon Property contains structurally-controlled high-grade gold mineralization in Paleozoic silty carbonates and clastic rocks adjacent to a Cretaceous pluton. Mineralization has been tested by trenching and shallow drilling to within 500 feet of surface. Mineralization in the Antone Canyon Property area consists of steeply-dipping, structurally-controlled silification (jasperoid) within interbedded carbonaceous limestone, calcareous siltstone and argillite and remains open at depth and along strike and down dip. Quartz stockworks and jasperoids contain high-grade (>.25 opt, 8.6 g/t) gold mineralization and local coarse free gold. Rock-chip values in trenches reach 113 g/t gold with a low astatine:gold ratio.

High-grade drill-hole and trench intersections in the Antone Canyon Property area are listed in the following table.

Trench	Drill Hole	Length (m)	g/t Au	Containing (g/t Au/m)

EF		15.2	18.3	67.5 / 3
EFX		13.7	17.6	39.1 / 1.5 and 46.9 / 1.5
T2		5.5	12.2	36 / 0.6
FG		3	12.7
EFE		3.8	9.9	41.1 / 0.8
	SB-46	3	24.5	35.1 / 1.5
	SB-50	6.1	12.4	31.5 / 1.5
	SB-51	1.5	38.7
	AC99-2	1.5	13.9	Visible Gold
	SB-9	3	9.7

The intersections listed above are distributed over an area approximately 300 meters by 100 meters; mineralized structures are open along strike and down dip; and no resources have been calculated. Significant soil and rock-chip anomalies to 12.7 g/t Au and shallow drill intersections grading above 3 g/t Au occur more than 600 meters east and 600 meters west of the Antone Canyon Property. Massive calcite veins adjacent to mineralization may indicate significant decalcification and silicification at depth.

The Antone Canyon Property is within the regional north-trending mineralized belt, which includes the volcanic-hosted and sediment-hosted gold-silver deposits of Goldfield, Tonopah, Midway, Manhattan, Round Mountain, Gold Hill and Northumberland.

Page - 18

The local geology consists of Lower Paleozoic, variably-metamorphosed sedimentary rocks, including limestones, calcareous siltstones, argillites, phyllites, schists and quartzite, occupying a northeast-trending wedge between two large Cretaceous plutons. The Antone Canyon Property is located within the Barcelona Mining District, which is a zoned, polymetallic mineral system genetically related to the Cretaceous intrusive activity, which contains zones of high-grade gold-lead-zinc, gold-silver, silver, mercury-antimony veins as well as copper and molybdenum mineralization.

Bullion River does not claim to have any ores or reserves whatsoever at this time on the Antone Canyon Property.

Proposed Exploration Program

Antone Canyon must conduct exploration to determine what amount of minerals, if any, exist on the Antone Canyon Property and if any minerals that are found can be economically extracted and profitably processed. Antone Canyon’s exploration program is designed to economically explore and evaluate the Antone Canyon Property.

Most of the mineralized area at the Antone Canyon Property has been tested to only 500 feet (150 meters) below surface. Deeper drilling is warranted to test for down-dip extensions to high-grade mineralization. Many previous holes were drilled parallel to mineralized structures. Further drill testing is needed to cross mineralization at an appropriate angle, allowing for an assessment of true widths and multiple parallel mineralized zones. Mineralization is open along strike within the core of the high-grade zone. Therefore, further drilling is needed to extend the mineralization along strike

Antone Canyon’s action plan is to complete (1) an evaluation of structural controls to mineralization, (2) a phase-1 drilling program to test mineralization at deeper levels and along strike, and (3) a district-scale surface evaluation to identify additional targets.

Antone Canyon is in the process of extending the former exploration permit on the Antone Canyon Property. Antone Canyon’s proposed budget for Phase 1 of its proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 6,500
Option payment	40,000
Diamond drilling (2,500 feet of HQ-size core in 4 to 5 holes)	50,000
Assaying, engineering, etc	10,000
Contingency @ 20%	12,000
Drill site reclamation	3,300

Total Proposed Budget	$ 121,800

Antone Canyon plans to proceed with Phase 1 of its proposed mineral exploration program and expects it will take from June to August 2004, weather permitting. The decision to extend the proposed mineral exploration program on the Antone Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When Antone Canyon completes Phase 1 of the proposed mineral exploration program, and the results are positive, Antone Canyon will still have to undertake an extensive Phase 2 of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before Antone Canyon will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

Antone Canyon is currently evaluating existing data, which will be incorporated in a 3-D model to assist in developing the drill targets and direction.

Corcoran Canyon Property

On February 18, 2004, Bullion River’s wholly owned subsidiary Corcoran Canyon Mining Corp. (“Corcoran Canyon”) was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of Corcoran Canyon, for $43,596. The owner of the mineral claims consented in writing to the assignment. In addition, Golden Spike Mining has agreed to transfer all of its right, title and interest in 89 contiguous, recently staked, unpatented mineral claims to Corcoran Canyon.

Page - 19

The original option agreement dated February 28,2003, is for a term of 3 years and expires on February 28, 2006. All required payments under the original option agreement were made prior to the assignment of the option except for approximately $45,000 in exploration and development expenditures that were required to be spent on the property by February 28, 2004. The required payments under the option agreement were; $2,000 on execution of the option agreement, reimbursement of claim and lease maintenance fees to the owner of $4,354 and expenditures on the Corcoran Canyon Property of at least $50,000.

In order to maintain the option, Corcoran Canyon must pay all annual claim and lease maintenance fees as required to keep the Corcoran Canyon Property in good standing, incur exploration expenditures of at least $50,000 on or before each of February 28, 2005 and 2006, and Corcoran Canyon needs to carry a comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence.

Corcoran Canyon has approved a work program of approximately $130,000 to be completed by December 31, 2004. The owner is aware of this new work program and has verbally agreed to the time extension to allow Corcoran Canyon to meet its February 28, 2004, minimum exploration expenditures.

The option agreement limits Corcoran Canyon to performing limited testing on the Corcoran Canyon Property. Corcoran cannot commence mining activities on the property until the option has been exercised. Corcoran Canyon can exercise the option and acquire a 100% interest in the Corcoran Canyon Property by paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 2% NSR on the mineral claims. Corcoran Canyon can repurchase 1% of the 2% NSR by paying $1 million to the owner at any time after the granting of the 2% NSR.

The following information concerning the Corcoran Canyon Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background

Previous drilling between 1970 and 1990 defined a resource, the Silver Reef, estimated by Echo Bay Exploration at 1.61 million tonnes grading 175 g/t silver and 0.86 g/t gold (~3.1 g/t Aueq.), for approximately 9M oz silver. Approximately 100 holes were completed, largely within the exposed gold-silver resource. Drill testing has been shallow, with only 8 holes known to be deeper than 240 meters. Many gold-silver anomalies have not been drill tested and there has been no systematic district-wide geochemical sampling. Highly variable silver-gold ratios are present within the resource. This variability is not the result of weathering effects and indicates that the Corcoran Canyon Property contains both gold-rich and silver-rich mineralization. Recent rock-chip sampling by Corcoran Canyon has confirmed the presence of gold mineralization with a low gold:silver ratio peripheral to the known gold:silver resource. Results include 1.47 g/t gold (9.5 ppm silver, 2970 ppm arsenic, 1.0 ppm mercury, 59 ppm antimony) 1,100 meters west of the resource and 1.7 g/t gold (9.5 ppm silver, 4030 ppm arsenic, 3.3 ppm mercury, 76 ppm antimony) 400 meters south of the resource. Previous limited shallow drilling in these two areas has intersected gold mineralization, including .89 g/t gold (2.3 g/t high) over 15 meters with 4.1 g/t silver at the first location and .75 g/t gold over 5 meters with 1.7 g/t silver at the second. This gold-rich facies also contains higher arsenic, antimony and mercury than silver-rich mineralization.

Location and Access

The property consists of 130 unpatented mineral claims with a total area of approximately 2,600 acres (1,052 hectares) (the “Corcoran Canyon Property”).
The Corcoran Canyon Property is located in south-central Nevada 80 kilometers north of Tonopah and 19 kilometers east of the Round Mountain gold mine.
Access to the Corcoran Canyon Property is by pick-up truck on an unpaved trail.

Plant and Equipment

Corcoran Canyon does not own a plant or any equipment and there is no equipment on the Corcoran Canyon Property. As there is no source of power on the Corcoran Canyon Property, power for operations will be generated from generators. Corcoran Canyon intends to hire independent third party contractors or its own labor force to mine the property if mineralized material is discovered on the Corcoran Canyon Property.

Page - 20

Geology and Mineralization

The Corcoran Canyon Property contains significant caldera-related, volcanic-hosted silver-gold mineralization along a 5.5 kilometers long, northeast-trending structural zone defined by alteration/mineralization, faulting and intrusions. Mineralization coincides with a district-scale, east-northeast trending structural zone coinciding with a caldera margin. The Corcoran Canyon Property is located within a regional north-trending mineralized belt that includes the volcanic-hosted and sediment-hosted gold-silver deposits of Goldfield, Tonopah, Midway, Manhattan, Round Mountain, Gold Hill and Northumberland. Arsenic, mercury, thallium and antimony are strongly elevated with gold and silver; base-metal contents are low. Both structural and stratigraphic controls are evident. The district contains a significant silver-gold resource, the “Silver Reef” deposit.

Analysis by Corcoran Canyon of district geology identified a new target covered by pediment alluvium (valley fill) where the mineralized trend intersects the range-front fault system 3 kilometers east of the resource area (the “New Target”). Eighty-nine of the 130 unpatented mineral claims have recently been staked by Corcoran Canyon to cover the New Target.

Fracture surfaces within strongly altered rock are locally coated with adularia (hydrothermal potassium feldspar), and this has not been described from the Corcoran Canyon Property previously. Similar adularia-coated fractures are characteristic of gold mineralization at Round Mountain and indicative of boiling, a process that can yield high-grade gold-silver mineralization.

Bullion River does not claim to have any ores or reserves whatsoever at this time on the Corcoran Canyon Property.

Proposed Exploration Program

Corcoran Canyon must conduct exploration to determine what amount of minerals, if any, exist on the Corcoran Canyon Property and if any minerals that are found can be economically extracted and profitably processed. Corcoran Canyon’s exploration program is designed to economically explore and evaluate the Corcoran Canyon Property.

Corcoran Canyon’s proposed exploration program consists of (1) completing a 3D analysis of mineralization and (2) designing and completing a phase-1 drill program to test extensions of the known resource and the New Target.

A 3-dimensional analysis of the silver-gold resource is underway to constrain structural and stratigraphic controls to the mineralization and identify untested extensions. Preliminary work indicates potential for additional mineralization down dip and to the west, northwest, and possibly northeast of the resource, and these extensions include areas concealed by alluvium and post-mineral volcanics. Additional targets are expected to be developed through continued analysis of the volcanic stratigraphy, structure and district alteration and mineralization patterns.

Corcoran Canyon is in the process of applying for exploration permits with the BLM and the U.S. Forest Service for the Corcoran Canyon Property. Corcoran Canyon’s proposed budget for Phase 1 of its proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 14,000
Reverse Circulation drilling (6,000 feet of HQ-size core in 10 to 15 holes)	60,000
Assaying, engineering, etc	20,000
Contingency @ 20%	16,000
Drill site preparation and reclamation	20,000

Total Proposed Budget	$ 130,000

Corcoran Canyon plans to proceed with Phase 1 of its proposed mineral exploration program and expects it will take from May to July 2004. The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When Corcoran Canyon completes Phase 1 of the proposed mineral exploration program, and the results are positive, Corcoran Canyon will still have to undertake an extensive Phase 2 of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before Corcoran Canyon will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

Corcoran Canyon is currently preparing for Phase 1 of its proposed exploration program.

Page - 21

Cimarron Property

On February 19, 2004, Bullion River’s wholly owned subsidiary Cimarron Mining Corp. (“Cimarron”) was assigned an option to acquire a 100% undivided interest in 30 unpatented mineral claims located in Nye County in the State of Nevada (the “Cimarron Property”). The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of Cimarron, for $13,468. The owner of the mineral claims consented in writing to the assignment.

The Cimarron option agreement, dated August 22, 2003, is for a term of 3 years and expires on August 22, 2006, with the exception of a prior option agreement, for six of the 30 mineral claims, that expires on June 1, 2004. All required payments under the original option agreement were made prior to the assignment of the option. The required payments under the option agreement were; $2,000 on execution of the agreement and reimbursement of claim and lease maintenance fees to the owner of $3,259.

In order to maintain the option, Cimarron must pay all annual claim and lease maintenance fees required to keep the Cimarron Property in good standing, incur exploration expenditures of at least $50,000 on or before each of August 22, 2004, 2005, and 2006, and carry a comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence.

The option agreement limits Cimarron to performing limited testing on the Cimarron Property. Cimarron cannot commence mining activities on the Cimarron Property until the option has been exercised. Cimarron can exercise the option and acquire a 100% interest in the Cimarron Property by paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 1% NSR on the mineral claims. Cimarron can repurchase one half of the 1% NSR by paying $500,000 to the owner at any time after the granting of the 1% NSR.

The following information concerning the Cimarron Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background

Previous drilling through 1997 has defined a resource of approximately 52,000 ounces gold (1.57 million tonnes grading 1.31 g/t Au) as calculated by Tellis Gold. Recent sampling by Cimarron has confirmed the high grades, with rock-chip samples returning values to 30.2 g/t Au.

Subsequent to small-scale underground mining that ceased in the 1970’s, 6 exploration programs have been conducted in the district surrounding the Cimarron Property. The principal efforts have been by Newmont Mining (1980-1981), Gold Fields (1985), Echo Bay (1987-1988) and Romarco (1995-1997). About 290 holes have been drilled, mostly within the main resource area. Gold mineralization has been intersected in drilling in each of the seven zones listed in the following table. A resource of 50,000 ounces in three zones was estimated in 1988 for the Cimarron area using about 190 drill holes and a cutoff grade of 10 feet of .015opt gold (.5 g/t over 3 meters).

Zone	Million Metric Tons	g/t Gold	M tons	opt Au	Ounces

West	1.05	1.40	0.95	0.041	38950
Central	.26	0.82	0.24	0.024	5760
East	.26	0.75	0.24	0.022	5500

Total	1.57	1.31	1.43	0.035	50210

Metallurgical testing in 1988 yielded recoveries of 85% on non-agglomerated rock crushed to 1/2 inch. The three zones cover about 44 acres (.18 sq kilometers), wrapping around the northwest side of an intrusive rhyolite dome. Only a few holes used in the resource calculation exceed a depth of 160 meters, and most are within 100 meters of surface. A number of holes bottom in mineralization. Only 21 additional holes have been drilled in the resource area since 1988, and most of these holes encountered mineralization. Examples of selected drill intersections in the resource area are listed in the following table.

Hole	Length (m)	Au g/t	Interval (m)	From (m)	Notes

EB91	66	4.46	11	0
EB86	49	2.59	30	10	2 separate zones
EB23	66	50.70	3	5
C3	98	1.13	15	84
C4	90	4.53	39	51
C7	66	1.17	21	44
C10	74	2.54	20	43
C12	72	4.49	23	28
C28	52	5.31	7	0
C50	107	1.20	26	80
C53	164	2.78	7	34
C56	184	5.76	10	34
C92	79	3.94	46	15
242	133	1.06	23	44
245	179	0.96	26	113
278	303	2.06	20	54
270	98	1.18	30	20	3 separate zones
273	66	2.40	10	43
EB30	98	0.90	44	39	4 separate zones
EB84	82	0.93	34	23
EB85	108	0.89	34	30

Page - 22

Location and Access

The property consists of 30 unpatented mineral claims with a total area of approximately 600 acres (243 hectares) (the “Cimarron Property”).
The Cimarron Property is located in Nye County, Nevada within the Walker Lane mineral belt in south-central Nevada, 30 kilometers north of historic Tonopah bonanza silver and gold district and 45 kilometers south of the Round Mountain gold mine and 15 kilometers west of the Midway project.

Access to the Cimarron Property is by pick-up truck on an unpaved trail.

Plant and Equipment

Cimarron does not own a plant or any equipment and there is no equipment on the Cimarron Property. As there is no source of power on the Cimarron Property, power for operations will be generated from generators. Cimarron intends to hire independent third party contractors or its own labor force to mine the property if mineralized material is discovered on the Cimarron Property.

Geology and Mineralization

The Cimarron Property contains volcanic-hosted epithermal gold mineralization associated with intrusive rhyolite dikes and flow domes. The Cimarron Property lies within the regional, northwest-trending Walker Lane mineral belt, which contains a number of volcanic-hosted gold deposits with locally significant silver mineralization. The Cimarron Property lies along the northeastern margin of the belt, a structural boundary that has localized productive gold-silver mineralization at the Paradise Peak (1.7 Moz) and Rawhide mines (1.5 Moz) and the Midway project 15 kilometers to the southeast. Paleozoic sedimentary rocks (argillites, greenstone, chert) underlie the volcanics; the contact is locally 75 meters to 200 meters beneath mineralized areas. Post-mineralization volcanic units locally conceal mineralization. The Cimarron Property is a low-sulfidation, volcanic-hosted epithermal system containing high-grade gold mineralization within quartz veins, vein stockworks and breccia zones along northwest-trending structures. Mineralization also commonly follows the margins of intrusive flow domes and dikes. High-grade mineralization occurs within an area of at least two kilometers strike length and up to one kilometer in width. The strongest mineralization in the main resource area occurs where high-angle northwest and north trending structures intersect a gently-dipping coarse-grained tuff, resulting in stratiform, gently-dipping mineralization within the tuff marginal to the structures.

Page - 23

Examples of high-grade (+.25 opt Au, + 8.6 g/t Au) gold values in outcrops and underground workings are listed in the following table.

Area	Gold (grams/tonne)	Area	Gold (grams/tonne)

Cimarron	106.7	North Breccia	16.8
	21.9	San Antonio	9.5
	16.3		12.4
	9.9 (Bullion River sample)		9.6
CO8	53.5		8.6
	24	West adit	29.2
	30.2		10.1
	9.2		12.0 (Bullion River sample)
	8.9

Bullion River does not claim to have any ores or reserves whatsoever at this time on the Cimarron Property.

Proposed Exploration Program

Cimarron must conduct exploration to determine what amount of minerals, if any, exist on the Cimarron Property and if any minerals that are found can be economically extracted and profitably processed. Cimarron’s exploration program is designed to economically explore and evaluate the Cimarron Property.

Cimarron’s proposed exploration program consists of completing a 3-dimensional analysis of mineralization in the main resource area in order to constrain mineralization controls and identify any remaining exploration targets.

Analysis of the resource area and other parts of the district is underway, with preliminary results indicating that mineralization in the resource area is open along strike and that additional high-grade structures have not been adequately tested. A drilling program will be outlined pending final results of the analysis.

Cimarron’s proposed budget for Phase 1 of its proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 3,350
Private land fees	2,000
Reverse Circulation drilling (2,500 feet in 4 to 5 holes)	25,000
Soil sampling, mapping, etc.	15,000
Contingency @ 20%	8,000
Drill site reclamation	10,000

Total Proposed Budget	$ 63,350

Cimarron plans to proceed with Phase 1 of its proposed mineral exploration program and expects it will take six weeks beginning in August 2004. The decision to extend the proposed mineral exploration program on the Cimarron Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When Cimarron completes Phase 1 of the proposed mineral exploration program, and the results are positive, Cimarron will still have to undertake an extensive Phase 2 of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before Cimarron will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

Cimarron is currently preparing to locate its drill targets and the direction the drill holes will take.

Thomas Creek Property

On February 20, 2004, Bullion River’s wholly owned subsidiary Thomas Creek Mining Corp. (“Thomas Creek”) was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of Thomas Creek, for $53,740. The owner of the mineral claims consented in writing to the assignment.

Page - 24

The Thomas Creek option agreement is for a term of 10 years and expires on December 20, 2012. All required payments under the original option agreement were made prior to the assignment of the option. The required payments were; $15,000 and issuance of 20,000 common shares on execution of the agreement, $17,500, and issuance of 30,000 common shares on the later of (i) December 20, 2003 and (ii) the completion of the assignment of the option agreement to a public company. The 30,000 shares of Bullion River were issued to the owner on March 18, 2004.

In order to keep the Thomas Creek Property in good standing, Thomas Creek must, until the option is exercised or expires, pay $20,000 on December 20, 2004, $25,000 on December 20, 2005, $30,000 on December 20, 2006, and $30,000 in each subsequent year, and issue 30,000 common shares of Bullion River each year from December 20, 2004, and pay all annual claim and lease maintenance fees required to keep the Thomas Creek Property in good standing.

Thomas Creek can exercise the option to acquire a 100% interest in the Thomas Creek Property in accordance with one of the following two exercise options; (1) granting a 3% NSR to the owner with an option to reduce this 3% NSR to a 1% NSR by paying $1.3 million for each 1% NSR repurchased, (2) granting the owner a 2.5% NSR with an option to reduce this 2.5% NSR to a 1% NSR by paying $3.25 million.

The following information concerning the Thomas Creek Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background
There has been no previous drilling of the Thomas Creek Property, and previous exploration sampling appears to have been minimal. Gold values from a recently-collected suite of samples reached 130 ppb and mercury values reached 7.5 ppm, with locally-anomalous arsenic, thallium, antimony, silver and molybdenum.

Location and Access

The property consists of 76 unpatented mineral claims with a total area of approximately 1,520 acres (615 hectares) (the “Thomas Creek Property”). The Thomas Creek Property is located in Eureka County, Nevada in northeastern Nevada, 56 kilometers southwest of Elko and 23 kilometers southwest of the Rain Gold Mine.

Access to the Thomas Creek Property is by pick-up truck on an unpaved trail.

Plant and Equipment

Thomas Creek does not own a plant or any equipment and there is no equipment on the Thomas Creek Property. As there is no source of power on the Thomas Creek Property, power for operations will be generated from generators. Thomas Creek intends to hire independent third party contractors or its own labor force to mine the property if mineralized material is discovered on the Thomas Creek Property.

Geology and Mineralization

The Thomas Creek Property contains a north-trending, high-level epithermal vein system traceable for 3.7 kilometers along a range-front fault along the west side of Iron Blossom Mountain, a spur off of the northern Cortez Range. Rock-chip samples of banded to massive chalcedony with local bladed calcite, bladed silica-after-calcite, and pyritic zones have yielded gold values to 130 ppb gold with strongly-elevated mercury and other trace elements. Exposures of the veining occur at the edge of post-mineralization valley alluvium (pediment cover), dip west under the alluvial cover and reach maximum widths of 30 meters.

The Thomas Creek Property lies within a region of Jurassic volcanics and intrusions between the gold deposits of the Battle Mountain and Carlin trends. The north-northwest striking Thomas Creek vein system lies along the southern strike extension of the Post fault. The structural control to the Thomas Creek vein system is similar to that of productive epithermal volcanic-hosted gold-silver deposits and many of the Carlin-type sediment-hosted gold deposits in the surrounding region.

Page - 25

A north-northwest trending dike parallels the vein system about one kilometer to the east. The dike is parallel to and along the southern strike extension of the swarm of Late Eocene dikes that is genetically and temporally linked to the Carlin-type gold deposits of the northern Carlin trend. Veining largely consists of massive to banded chalcedony with lesser quartz, opal and bladed calcite; bladed chalcedony and quartz pseudomorphs after calcite are common. Although largely oxidized, local unoxidized zones contain fine-grained pyrite and possibly other sulfides. Individual exposures of massive veining reach 50 meters in width and 200 meters in length, but are largely concealed by post-mineralization alluvium along the range edge. A series of vein exposures covers over 25% of the 3.7 kilometer long trend. Individual veins within the massive vein zones reach several meters in width and generally trend N-NW parallel to the overall vein system. However, northeasterly and northwesterly vein orientations occur, indicating the presence of crossing structures, structural intersections and the potential for enhanced mineralization at structural intersections. Host rocks exposed along the east (footwall) side of the vein system are iron-oxide rich argillized and silicified Jurassic volcanics containing chalcedony vein stockworks. These rocks were apparently sulfidized during vein development. Banded veins are exposed for at least 300 meters into the footwall. The veining at exposed levels is indicative of a high-level epithermal system largely above the boiling level, where gold-silver precipitation is expected to be most pronounced. Mercury, and to some extent antimony and arsenic, tend to be the dominant geochemical signal at such high levels, with gold values very low.

Bullion River does not claim to have any ores or reserves whatsoever at this time on the Thomas Creek Property.

Proposed Exploration Program

Thomas Creek must conduct exploration to determine what amount of minerals, if any, exist on the Thomas Creek Property and if any minerals that are found can be economically extracted and profitably processed. Thomas Creek’s exploration program is designed to economically explore and evaluate the Thomas Creek Property.

Thomas Creek’s proposed exploration program is to (1) complete an evaluation of assay results, with follow-up sampling and mapping as needed, (2) complete a phase-1 drilling program to test the exposed vein system at depth, test for veining beneath pediment cover to the west, (3) test for veining continuity between the individual large vein exposures, and (4) depending on the results of the first-phase drilling program, complete an appropriate geophysical survey to aid in the delineation of vein zones.

The Bureau of Land Management has approved an exploration permit, and a 7-hole drilling program is expected to commence in April 2004, aimed at testing the deeper levels of the vein system.

Thomas Creek’s proposed budget for Phase 1 of its proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 8,500
Option payment	20,000
Reverse Circulation drilling (4,000 feet in 5 to 8 holes)	40,000
Assaying, engineering, etc.	15,000
Contingency @ 20%	12,000
Drill site reclamation	6,000

Total Proposed Budget	$ 101,500

Thomas Creek plans to proceed with Phase 1 of its proposed mineral exploration program and expects it will take six weeks beginning in April 2004. The decision to extend the proposed mineral exploration program on the Thomas Creek Property to Phase 2 will be contingent upon reasonable encouragement from the results obtained in Phase 1 of the proposed mineral exploration program. When Thomas Creek completes Phase 1 of the proposed mineral exploration program, and the results are positive, Thomas Creek will still have to undertake an extensive Phase 2 of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before Thomas Creek will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

Thomas Creek is currently preparing for Phase 1 of its proposed exploration program.

North Fork Property

On February 23, 2004, Bullion River’s wholly owned subsidiary North Fork Mining Corp. (“North Fork”) was assigned three options to acquire a 100% undivided right, title and interest in 42 unpatented mineral claims located in Sierra County in the State of California. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of North Fork, for $129,115. As additional consideration for the assignment of the option agreements, North Fork granted Golden Spike Mining a net smelter royalty of 1.5% on the 42 unpatented claims. The owners of the mineral claims consented in writing to the assignment.

The terms of two of the three North Fork option agreements for a total of 35 unpatented claims are as follows:

Page - 26

Term of 5 years and expiring on July 3, 2007, all required payments under the original option agreements were made prior to the assignment of the option on February 18, 2004. These required payments were; $10,000 per agreement on the original signing dates of July 1 and 3, 2002, $150 per month for each agreement for the year ended July 3, 2003 and $250 per month for each agreement for the period ended February 23, 2004.

In order to keep these two options in good standing North Fork is required to pay, per agreement, minimum royalty payments of $250 per month until July 3, 2004, $500 per month until July 3, 2005, $1,000 per month until July 3, 2006 and the greater of $5,000 per month or a 5% NSR during the fifth year. North Fork must also make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option. At the end of the five year term, after all of the royalty payments have been made, North Fork will have acquired a 100% undivided right, title and interest in these 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under both of the agreements.

The terms of the third North Fork option agreement for 7 unpatented claims are as follows:

The original letter option agreement dated March 4, 2003, has no term and $10,000 was payable on signing of the option agreement. This required payment was made prior to the assignment of the option to North Fork on February 18, 2004. North Fork can acquire an undivided 100% interest in these mineral claims by paying the owner $10,000 upon completing a Stage 1 drilling and exploration program and deciding to continue with exploration, and paying the owner $70,000 upon completing a Stage 2 drilling and exploration program and deciding to continue with exploration.

The following information concerning the North Fork Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background

From about 1910 to 1940, more than 6,000 feet of underground workings were developed on three levels. Placer gold was discovered in the Mother Lode Belt in 1849 and in the Alleghany district in 1852. Underground mining of high-grade veins at Alleghany began in 1853. The North Fork Mine was developed between 1910 and 1930 with a 13 degree decline about 1,000 feet long, then an 800 foot long crosscut connecting to a 60 degree inclined shaft from which three levels were developed. Development and mining stopped by the 1930’s, and subsequently, some of the underground workings have collapsed and the lower portions of the mine were flooded.

Location and Access

The property consists of 42 unpatented mineral claims with a total area of approximately 840 acres (340 hectares) (the “North Fork Property”).
The North Fork Property is located within the Alleghany mining district in the northern part of the Mother Lode belt in Sierra County, California 3.8 kilometers northwest of the Sixteen-to-One mine and 37 kilometers northeast of Grass Valley and about 20 kilometers south of Downieville

Access to the North Fork Property is by pick-up truck on an unpaved trail.

Plant and Equipment

North Fork does not own a plant or any equipment and there is no equipment on the North Fork Property. As there is no source of power on the North Fork Property, power for operations will be generated from generators. North Fork intends to hire independent third party contractors or its own labor force to mine the property if mineralized material is discovered on the North Fork Property.

Geology and Mineralization

On the North Fork Property, data from the historical underground examinations indicate a 240 meter wide zone within which the gold-quartz vein system is reported to contain nine prominent quartz veins of unknown continuity. Mineralization at North Fork consists of a gold-bearing mesothermal quartz vein system at least 240 meters in width and 2.3 kilometers in strike length.

Regional geology consists of gold mineralization within the Mother Lode Belt occurs along the regional, northerly-trending Melones fault system that follows the western flank of the Sierra Nevada Range, which is cored by a Mesozoic intrusions. The gold belt has a strike length of more than 500 kilometers and averages about 80 kilometers in width. The gold deposits occur as quartz-carbonate vein systems along faults within metamorphic rocks. Gold occurs in free form and commonly with arsenopyrite and pyrite. Post-mineralization basalts cap gold veins and host rocks in the northern Mother Lode Belt around the Alleghany district. The ore of the Alleghany district is free milling and easily extracted by gravity methods, with a recovery of up to 95 percent with gravity only. Possible challenges are presented by the arsenopyrite and related water contamination.

Page - 27

Bullion River does not claim to have any ores or reserves whatsoever at this time on the North Fork Property.

Proposed Exploration Program

North Fork must conduct exploration to determine what amount of minerals, if any, exist on the North Fork Property and if any minerals that are found can be economically extracted and profitably processed. North Fork’s exploration program is designed to economically explore and evaluate the North Fork Property.
North Fork’s proposed exploration program is to (1) rehabilitate the underground access and to position drill rigs at the lower part of the decline, (2) to drill 10,000 feet of diamond drill holes from the decline, and (3) drive exploration drifts 150 meters north and 150 meters south with a decline of 14 % and with five additional diamond drill stations that would include an additional 20,000 feet.

In Phase 1, North Fork plans to rehabilitate the underground access and to position drill rigs at the lower part of the decline. Drilling from at least three stations should intersect significant mineralization. The goal is to identify some 250,000 ounces. The following table sets out North Fork’s preliminary budget for Phase 1 of its proposed mineral exploration program.

BLM fees and county recording fees (2004-2005)	$ 5,000
Option payment	7,500
Decline rehabilitation	350,000
Diamond Drilling 10,000 ft @ $25/ft	250,000
Assaying, engineering, permitting etc.	50,000
Contingency @ 20%	130,000

Total estimated cost	$792,500

North Fork has obtained the necessary permits for underground rehabilitation and exploration drilling and plans an aggressive underground exploration program commencing in April 2004 and completing on site in August 2004. North Fork wants to conduct the assaying from June to August 2004 and to complete the engineering and layout for Phase 2 in August 2004.

If Phase 1 is successful, North Fork plans to drill another 20,000 feet of additional holes from the decline based on the information from Phase 1 and, possibly, to increase the resource to at least 550,000 ounces overall.

Additional plans in Phase 3 include driving exploration drifts 150 meters north and 150 meters south with a decline of 14 % and with five additional diamond drill stations that would include an additional 10,000 feet. The goal is to identify an additional 300,000 ounces.

The following table sets out North Fork’s preliminary budget for Phases 2 and 3 of its proposed mineral exploration program.

Excavate 1,000 ft @ $500/ft	$ 500,000
Diamond Drilling 20,000 ft @ $25/ft	500,000
Assaying, engineering, etc.	100,000
Contingency @ 20%	220,000

Total estimated cost	$1,320,000

North Fork plans to begin this phase in September 2004 and complete the excavation by October 2004, conduct the diamond drilling in October, November and December 2004, and to conduct the assaying between November 2004 and January 2005.

Status of Our Exploration Program

North Fork is currently preparing for Phase 1 of its proposed exploration program.

Painted Hills Property

In February 2004, Bullion River acquired a 100% interest in the Painted Hills property by staking  41 unpatented mineral claims in the Painted Hills district in northwestern Nevada. Bullion River issued 25,000 restricted common shares to Jacob Margolis, Bullion River’s vice-president of exploration, as a finder’s fee for locating the Painted Hills Property.

The following information concerning the Painted Hills Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Page - 28

Historical Background

There has been no gold exploration drilling on the Painted Hills Property. During the 1970’s, several geothermal test holes were drilled during a regional geothermal exploration program. Hot springs occur about 16 kilometers to the northeast.

Location and Access

The property consists of 41 unpatented mineral claims with a total area of approximately 820 acres (332 hectares) (the “Painted Hills Property”).

The Painted Hills Property is located in the Humboldt County, Nevada 135 kilometers northwest of Winnemucca, Nevada, and 86 kilometers northwest of the Sleeper mine and 88 kilometers northeast of the Hog Ranch mine.

Access to the Painted Hills Property is by pick-up truck on an unpaved trail.

Plant and Equipment

Bullion River does not own a plant or any equipment and there is no equipment on the Painted Hills Property. As there is no source of power on the Painted Hills Property, power for operations will be generated from generators. Bullion River intends to hire independent third party contractors or its own labor force to mine the property if mineralized material is discovered on the Painted Hills Property.

Geology and Mineralization

The Painted Hills Property covers an area of altered and mineralized Miocene volcanic rocks along a regional fault system. This regional structural zone has also localized gold mineralization at the Hog Ranch and Mountain View districts, both similar in age and geologic setting to the Sleeper and Midas districts in containing Middle Miocene (15 Ma), high-grade, low-sulfidation epithermal gold mineralization within quartz-adularia vein stockworks. Alteration and mineralization at the Painted Hills Property are indicative of the shallowest levels of a mineralized epithermal system. The Painted Hills Property lies along a northeast-trending range-front fault system near a regional northwest-trending crossing fault zone. Bimodal (basalt-rhyolite) Middle Miocene volcanic rocks dominate the regional geology and occur in the footwall of the range-front fault on the Painted Hills Property. Volcanic rocks exposed in the Painted Hills Property (in the footwall of the range-front fault zone) are extensively altered to kaolinite accompanied by opal and chalcedony, which occur as veins and replacement bodies. Mercury mineralization occurs within opalized high-angle faults and was exploited by a small pit; the principal mercury-mineralized fault is about 300 meters west of and parallel to the range-front fault zone.

Bullion River does not claim to have any ores or reserves whatsoever at this time on the Painted Hills Property.

Proposed Exploration Program

Bullion River must conduct exploration to determine what amount of minerals, if any, exist on the Painted Hills Property and if any minerals that are found can be economically extracted and profitably processed. Bullion River’s exploration program is designed to economically explore and evaluate the Painted Hills Property.

Bullion River’s action plan for the Painted Hills Property is to complete (1) a district rock-chip sampling and mapping, and (2) a phase-1 drilling program to test the exposed vein system at depth, and (3) test for veining beneath pediment cover to the east.

Bullion River plans a program of mapping, sampling and geophysical surveys, followed by a drilling campaign, which will take approximately six weeks to complete beginning in September 2004.

Bullion River will apply with the BLM for an exploration permit for the painted Hills Property in the next few months. Bullion River’s proposed budget for Phase 1 of its proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 4,800
Sampling, mapping	5,000
Reverse Circulation drilling (2,500 feet in 5 to 7 holes)	25,000
Assaying, etc.	10,000
Contingency @ 20%	7,000
Drill site reclamation	5,000

Total Proposed Budget	$ 56,800

Bullion River plans to proceed with Phase 1 of its proposed mineral exploration program and expects it will take approximately six weeks complete beginning in September 2004. The decision to extend the proposed mineral exploration program on the Painted Hills Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When Bullion River completes Phase 1 of the proposed mineral exploration program, and the results are positive, Bullion River will still have to undertake an extensive Phase 2 of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before Bullion River will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Page - 29

Status of Proposed Exploration Program

Bullion River is currently conducting mapping and sampling on the Painted Hills Property.

Exploration Summary

After Bullion River has completed each of the above Phase 1 proposed mineral exploration programs Bullion River will immediately conduct an analysis and evaluation of the drill results to determine the feasibility of commencing the Phase 2 of each of the proposed mineral exploration programs on the respective properties. Phase 2 of the proposed mineral exploration programs will target the property or properties that show the best drill results during Phase 1. Bullion River anticipates commencing a proposed Phase 2 mineral exploration program on one to four properties. Phase 2 of each of the proposed mineral exploration programs is expected to cost an aggregate $1.3 to $3 million (including the above estimated Phase 2 and Phase 3 costs on the North Fork Property). Embarking on Phase 2 will depend not only on the drilling results obtained during Phase 1, but also on the general outlook for gold and silver prices. Bullion River may also consider a joint venture with other exploration companies.

Critical Accounting Policies

Mineral Properties

Bullion River confines its exploration activities to areas from which gold and silver have been previously produced or to properties that are contiguous to such areas and have demonstrated mineralization. Bullion River will expense the costs of acquiring options on the mineral claims and exploration costs until established economically recoverable reserves are found; after which, costs to develop the mineral claims will be treated as an asset. At this time it is unknown when established economically recoverable reserves will be found. Properties that do not have economically recoverable reserves will be abandoned.

Reclamation and Abandonment Costs

Adoption of SFAS 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs are expected to have an impact on Bullion River’s financial statements subsequent to December 31, 2003. The policy requires reclamation and closure costs including site rehabilitation costs to be recorded at the estimated present value of reclamation liabilities and will be recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.

Government Regulations

The State of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance. The State of California has similar regulations.

Internal and External Sources of Liquidity

Bullion River has funded its operations primarily from the issuance of common stock, borrowings in the form of advances payable, and a short-term note payable.

Page - 30

Inflation

Bullion River does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Bullion River’s exploration program, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding the following expectations:

  Bullion River plans to explore for gold and silver.
  Bullion River will immediately conduct an analysis and evaluation of drill results to determine the feasibility of commencing a Phase 2 drill program.
  Bullion River will conduct Phase 2 of the proposed mineral exploration program on the property or properties that show the best drill results during Phase 1.
  Bullion River will conduct Phase 2 of the respective proposed mineral exploration programs on one to four properties.
  Phase 2 of the proposed mineral exploration programs will cost an aggregate $1.3 to $3 million.
  Bullion River will commence and complete Phase 2 of each of its proposed mineral exploration programs during 2004.
  Bullion River will complete its private placement for two million units at $1 per unit.
  Bullion River will use the proceeds from the two million unit private placement for operating expenses, to pay its short-term note payable, to pay its advances payable, and that these proceeds will cover the costs of Phase 1 of each of the proposed mineral exploration programs.
  Bullion River will be able to obtain funding through private loans, equity sales of common shares, or joint ventures with other exploration companies in order to fund Phase 2 of each of its proposed mineral exploration programs.
  Bullion River will carry out exploration activities in regions containing gold and silver deposits, primarily the Great Basin in the western United States and the Mother lode belt in California.
  Unless Bullion River locates a commercially viable source for gold or silver and until such time as Bullion River achieves significant revenue from sales of gold or silver, Bullion River will continue to incur losses.
  The costs associated with bringing a commercially viable mine into operation will be significantly more than Bullion River’s estimated Phase 1 and Phase 2 costs.
  Bullion River will not be conducting any research and development in the near future except for the development of its website and the development of its mineral claims, if or when Bullion River locates a commercially viable source of gold or silver.
  As Bullion River proceeds with Phase 1 and Phase 2 of its various proposed mineral exploration programs, Bullion River will need to hire independent contractors as well as purchase or lease additional equipment.
  During Phase 1 of the proposed mineral exploration program on the Antone Canyon Property, Antone Canyon will complete an evaluation of structural controls to mineralization.
  Bullion River will complete Phase 1 of the proposed mineral exploration program on the Antone Canyon Property to test mineralization at deeper levels and along strike.
  During Phase 1 of the proposed mineral exploration program on the Antone Canyon Property, Antone Canyon will complete a district-scale surface evaluation to identify additional targets.
  Antone Canyon will begin Phase 1 of the proposed mineral exploration program on the Antone Canyon Property in June 2004, follow its total proposed budget of $121,800, and take approximately two months to complete Phase 1.
  Antone Canyon will extend its exploration on the Antone Canyon Property to Phase 2 upon reasonably encouraging results from Phase 1.
  If results of Phase 1 of the proposed mineral exploration program on the Antone Canyon Property are positive, Antone Canyon will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Antone Canyon identifies commercially viable reserves.
  The costs for subsequent programs on the Antone Canyon Property will be significantly more than the total proposed budgeted costs for Phase 1.
  During Phase 1 of the proposed exploration program on the Corcoran Canyon Property, Corcoran Canyon will complete a 3D analysis of mineralization.
  Corcoran Canyon will design and complete Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property to test extensions of known resource and the pediment target.

Page - 31

  Corcoran Canyon will start Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property in May 2004, follow the total proposed budget of $130,000, and take approximately two months to complete Phase 1.
  Corcoran Canyon will extend its exploration on the Corcoran Canyon Property to Phase 2 upon reasonably encouraging results from Phase 1 of the proposed mineral exploration program.
  If results of Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property are positive, Corcoran Canyon will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Corcoran Canyon identifies commercially viable reserves.
  The costs for subsequent programs on the Corcoran Canyon Property will be significantly more than the total proposed budgeted costs for Phase 1.
  During Phase 1 of the proposed exploration program on the Cimarron Property, Cimarron will complete a 3-dimensional analysis of mineralization in the main resource area in order to constrain mineralization controls and identify remaining exploration targets.
  Cimarron will begin Phase 1 of the proposed mineral exploration program on the Cimarron Property in August 2004, follow the total proposed budget of $63,350, and take approximately six weeks to complete Phase 1.
  Cimarron will extend its exploration on the Cimarron Property to Phase 2 upon reasonably encouraging results from the Phase 1 of the proposed mineral exploration program.
  If the results of Phase 1 of the proposed mineral exploration program on the Cimarron Property are positive, Cimarron will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Cimarron identifies commercially viable reserves.
  The costs for subsequent programs on the Cimarron Property will be significantly more than the total proposed budgeted costs for Phase 1.
  During Phase 1 of the proposed exploration program on the Thomas Creek Property, Thomas Creek will complete an evaluation of assay results, follow-up sampling and mapping as needed.
  Thomas Creek will complete Phase 1 of the proposed mineral exploration program on the Thomas Creek Property to test the exposed vein system at depth, test for veining beneath pediment cover to the west, and test for veining continuity between the individual large vein exposures.
  During Phase 1 of the proposed mineral exploration program on the Thomas Creek Property, Thomas Creek will complete an appropriate geophysical survey to aid in the delineation of vein zones.
  Thomas Creek will start Phase 1 of the proposed mineral exploration program on the Thomas Creek Property in April 2004, follow the total proposed budget of $101,500, and take approximately six weeks to complete Phase 1.
  Thomas Creek will extend its exploration on the Thomas Creek Property to Phase 2 upon reasonably encouraging results from the Phase 1 proposed mineral exploration program.
  If the results of Phase 1 of the proposed mineral exploration program on the Thomas Creek Property are positive, Thomas Creek will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Thomas Creek identifies commercially viable reserves.
  The costs for subsequent mineral exploration programs on the Thomas Creek Property will be significantly more than the total proposed budgeted costs for Phase 1.
  During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork will rehabilitate the underground access and position drill rigs at the lower part of the decline.
  During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork will be drilling from at lease three stations, which should intersect significant mineralization.
  During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork expects to identify some 250,000 ounces of gold.
  If Phase 1 of the proposed mineral exploration program on the North Fork Property is successful, North Fork will embark on Phase 2 by drilling another 10,000 feet of diamond drill holes from the decline and driving exploration drifts 150 meters north and 150 meters south with a decline of 14% with five additional diamond drill stations that would include an additional 20,000 feet.
  During Phase 2 of the proposed mineral exploration program on the North Fork Property, North Fork expects to identify an additional 300,000 ounces.
  North Fork will begin Phase 1 of the proposed mineral exploration program on the North Fork Property in April 2004, follow the total proposed budget of $792,500, and take approximately four months to complete Phase 1.
  North Fork will extend its exploration on the North Fork Property to Phase 2 upon reasonably encouraging results from Phase 1 of the proposed mineral exploration program.
  If the results of Phase 1 of the proposed mineral exploration program on the North Fork Property are positive, North Fork will begin Phase 2 immediately and expect to spend approximately $1.3 million.
  Phase 2 of the proposed mineral exploration program on the North Fork Property will take an additional four months.
  During Phase 1 of the proposed mineral exploration program on the Painted Hills Property, Bullion River will complete district rock-chip sampling and mapping.
  Bullion River will complete Phase 1 of the proposed mineral exploration program on the Painted Hills Property to test the exposed vein system at depth and test for veining beneath pediment cover to the east.

Page - 32

  Bullion River will begin Phase 1 of the proposed mineral exploration program on the Painted Hills Property in September 2004, follow the total proposed budget of $56,800, and take approximately six weeks to complete Phase 1.
  Bullion River will extend its exploration on the Painted Hills Property to Phase 2 upon reasonably encouraging results from Phase 1 of the proposed mineral exploration program.
  If the Phase 1 results for Painted Hills are positive, Bullion River will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Bullion River identifies commercially viable reserves.
  The costs for subsequent mineral exploration programs on the Painted Hills Property will be significantly more than the total proposed budgeted costs for Phase 1.
  Inflation will not have a material impact on Bullion River’s future operations.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Bullion disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold and silver; not locating commercially viable reserves of gold and silver. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do no occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success. Bullion River will remain dependent upon future financing for its growth and development and for it to successfully implement its exploration program. No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to Bullion River. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate and Bullion River assumes no obligation to update any such forward-looking statements.

Bullion River may, from time to time, make oral forward-looking statements. Bullion River strongly advises that the above paragraph and the risk factors described in this annual report and in Bullion River’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Bullion River to materially differ from those in the oral forward-looking statements. Bullion River disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 7.   Financial Statements

See audited financial statements for the period ended December 31, 2003 and 2002 attached as Exhibit A to this Form 10-KSB.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 1, 2003,  Bullion River’s board of directors approved a change in Bullion River’s independent auditors. None of the reports of David E. Coffey, CPA on the financial statements of Bullion River for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by David E. Coffey, CPA contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Bullion River and David E. Coffey, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Bullion River retained the accounting firm of Hall & Company, Certified General Accountants Inc. to serve as its independent accountants to audit its financial statements beginning with the year ended December 31, 2003. This engagement became effective December 1, 2003. Prior to its engagement as Bullion River’s independent auditors, Hall & Company, Certified General Accountants Inc. had not been consulted by Bullion River either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Bullion River’s financial statements or on any other matter that was the subject of any prior disagreement between Bullion River and its previous certifying accountants.

Page - 33

Item 8A.     Controls and Procedures.

Bullion River maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bullion River’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Bullion River’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Bullion River’s Chief Executive Officer and Chief Financial Officer believe Bullion River’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Bullion River in this report is accumulated and communicated to Bullion River’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Bullion River’s chief executive officer and chief financial officer concluded that Bullion River’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in Bullion River’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)   Identify Directors and Executive Officers

Each director of Bullion River or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Bullion River’s and its subsidiaries’ management teams are listed below.

Management Teams

Company Name	Peter M. Kuhn	Victor H. Bradley	Jacob Margolis

Bullion River Gold Corp.	Director, CEO, President, Treasurer, Corporate Secretary	Director	Vice-President of Exploration
Antone Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a
Cimarron Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a
Corcoran Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a
North Fork Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a
Thomas Creek Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a

Peter M. Kuhn - Mr. Kuhn (48 years old) has been a director and the CEO of Bullion River since December 2003. Mr. Kuhn has been the sole director and officer of each of the five subsidiaries since December 2003. Mr. Kuhn received a Masters of Engineering Degree (M.E.) from Technical University of Clausthal (Germany) in 1983 and has been an engineer since 1983. Mr. Kuhn has more than 28 years experience in the mineral exploration and mining industry. Since May 2001, Mr. Kuhn has worked as a mining consultant. From November 1999 to April 2001, Mr. Kuhn was the President of BLM Service Group providing management and supervisory services. From August 1987 and October 1999 Mr. Kuhn worked for Thyssen Mining Construction of Canada providing management services, supervision and was responsible for the direction of the company. Mr. Kuhn is also a non-executive director of Capstone Gold Corp., a TSX Venture listed company.

Page - 34

Victor H. Bradley - Mr. Bradley (67) has been a director of Bullion River since February 2004. In the past five years, Mr. Bradley has been involved with Yamana Gold Inc., and until recently, was the founder, president, chief executive officer and a director of Yamana Gold Inc. Mr. Bradley is currently the chairman and a director of Yamana Gold Inc., which is a publicly traded company listed on the TSE in Toronto, the AMEX in New York and the AIM in London. Mr. Bradley is a chartered accountant and has been a director or officer of more than 11 mineral exploration companies. Mr. Bradley is also a non-executive director of Frontier Pacific Mining Corporation, a TSX Venture listed company.

Jacob Margolis, Ph.D. - Mr. Margolis (42) has been Bullion River’s vice-president of exploration since December 2003. Mr. Margolis’ duties are to direct and supervise Bullion River’s exploration activities. For the past five years Mr. Margolis has worked for Homestake Mining as a project geologist and with Anglo Gold USA as a senior geologist.

(b)   Identify Significant Employees

Bullion River does not have any significant employees. However, Bullion River has retained the following independent consultant that management believes will make a significant contribution to Bullion River’s business operations.

Glenn Blachford, P.Eng. - Mr. Blachford (53) has been retained as an independent consultant to prepare the underground rehabilitation and drilling program on the North Fork Property. Mr. Blachford was the chief estimator and chief engineer for Thyssen Mining Construction of Canada from 1996 to 2001 and has been an independent mining consultant for the past two years. See Exhibit 10.8 – Consultant Agreement for more details.

(c)   Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Bullion River to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings

(1)   No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)   No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)   No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)   No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)   Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Bullion River is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Blue Velvet Capital failed to file a Form 3 (Change of Beneficial Ownership) when it acquired 5,833,325 common shares and failed to file a Form 5 (Annual Statement of Beneficial Ownership). The other affiliates, in lieu of filing a Form 5, provided Bullion River with a written representation that a Form 5 was not required.

(f)   Audit Committee Financial Expert

Bullion River has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Bullion River’s limited operations, management believes the services of a financial expert are not warranted.

(g)   Identification of Audit Committee

Bullion River does not have a separately-designated standing audit committee. Rather, Bullion River’s entire board of directors perform the required functions of an audit committee. Peter Kuhn and Victor Bradley are the only members of Bullion River’s audit committee. Only Victor Bradley meets the independent requirements for an audit committee member. Bullion River’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Bullion River has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.

Page - 35

(h)   Disclosure Committee and Charter

Bullion River has a disclosure committee and disclosure committee charter. Bullion River’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Bullion River and the accuracy, completeness and timeliness of Bullion River’s financial reports. A copy of Bullion River’s disclosure committee charter is filed with this annual report.

(i)   Code of Ethics

Bullion River has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Bullion River’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 – Code of Ethics for more information. Also, Bullion River’s code of ethics has been posted on its website at either www.bullionriver.com or www.bullionrivergold.com. Bullion River undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Bradford Long at 1-800-540-2578 to request a copy of Bullion River’s code of ethics. Management believes Bullion River’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

Bullion River has paid $12,500 in compensation to its named executive officers during its 2003 fiscal year. However, no compensation was paid to its named executive officers during its 2001 fiscal year.

SUMMARY COMPENSATION TABLE

Long-term compensation

		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)

Peter M. Kuhn CEO and CFO Dec 2003 – Present	2001 2002 2003	n/a n/a 12,500	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil

Gerry Karpinka President June 2001–Dec 2003	2001 2002 2003	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Colin Mills CFO June 2001–Dec 2003	2001 2002 2003	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Since Bullion River’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Bullion River and any of its directors or between any of the Subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

Page - 36

Bullion River and Centennial Development Company, a company of which Peter Kuhn owns a majority of the voting shares, have verbally agreed that Mr. Kuhn will provide management services to Bullion River for a management fee of $5,000 per month until April 15, 2004, at which time the terms of the agreement will be renegotiated. Bullion River is also obligated to reimburse Centennial Development Company for any reasonable business related expenses. Either party can terminate the agreement at anytime. The agreement does not provide for any specific compensation in the event of (1) resignation, (2) retirement, (3) other termination of the agreement, (4) a change of control of Bullion River, or (5) a change in Mr. Kuhn’s responsibilities following a change in control.

There are no other employment agreements between Bullion River or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Bullion River or from a change in a named executive officer’s responsibilities following a change in control.

Indemnification

Pursuant to Bullion River’s articles and bylaws, Bullion River may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in Bullion River’s best interest. In certain cases, Bullion River may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, Bullion River must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a)   Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [3]
common shares	Peter M. Kuhn 1325 Airmotive Way, Suite 325 Reno, Nevada 89502	2,000,000 [2]	7.97%
common shares	Blue Velvet Capital Ellen L. Skelton Building 4th Floor, P.O. Box 3444 Roadtown, Tortola, BVI	5,833,325	23.25%
[1] The listed beneficial owners have no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] This number includes 1,000,000 common shares that are beneficially owned indirectly.
[3] Based on 25,085,004 common shares issued and outstanding as of March 29, 2004.

(b)   Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Peter M. Kuhn 1325 Airmotive Way, Suite 325 Reno, Nevada, 89502	2,000,000 [2]	7.97%
common shares	Victor H. Bradley 1482 East Valley Road, #495 Santa Barbara, California, 93108	0	0%
common shares	Directors and Executive Officers (as a group)	2,000,000	7.97%
[1] Based on 25,085,004 common shares issued and outstanding as of March 29, 2004.
[2] This number includes 1,000,000 common shares that are beneficially owned indirectly.

(c)   Changes in Control

Bullion River is not aware of any arrangement that may result in a change in control of Bullion River.

Page - 37

Item 12. Certain Relationships and Related Transactions.

(a)   Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Bullion River or any of its subsidiaries was a party with the exception of the following:

Assignment Agreements with Golden Spike Mining

On January 9, 2004, Antone Canyon Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 60 unpatented mineral claims. Peter M. Kuhn is the president of both Bullion River and Antone Canyon Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 3 and Exhibit 10.1 - Assignment Agreement for more information.

On February 18, 2004, Corcoran Canyon Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 41 unpatented mineral claims. Peter M. Kuhn is the president of both Bullion River and Corcoran Canyon Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 4 and Exhibit 10.2 - Assignment Agreement for more information.

On February 19, 2004, Cimarron Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 30 unpatented mineral claims. Peter M. Kuhn is the president of both Bullion River and Cimarron Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 5 and Exhibit 10.3 - Assignment Agreement for more information.

On February 20, 2004, Thomas Creek Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 76 unpatented mineral claims. Peter M. Kuhn is the president of both Bullion River and Thomas Creek Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 5 and Exhibit 10.4 - Assignment Agreement for more information.

On February 23, 2004, North Fork Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 42 unpatented mineral claims. Peter M. Kuhn is the president of both Bullion River and North Fork Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 6 and Exhibit 10.5 - Assignment Agreement for more information.

(b)   Transactions with Promoters

Peter M. Kuhn is currently the only promoter of Bullion River. Mr. Kuhn has not received anything of value from Bullion River or its subsidiaries nor is Mr. Kuhn entitled to receive anything of value from Bullion River or its subsidiaries for services provided as a promoter of Bullion River or its subsidiaries.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2003	Included
3.1	Articles of Incorporation filed as an Exhibit to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed

Page - 38

3.3	Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to Bullion River Gold Corp.	Included
10.1
Assignment Agreement dated January 9, 2004 between Antone Canyon Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River’s Form 8-K (Current Report) filed on January 28, 2004, and incorporated herein by reference.
Filed
10.2
Assignment Agreement dated February 18, 2004 between Corcoran Canyon Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River’s Form 8-K (Current Report) filed on March 2, 2004, and incorporated herein by reference.
Filed
10.3
Assignment Agreement dated February 19, 2004 between Cimarron Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River’s Form 8-K (Current Report) filed on March 3, 2004, and incorporated herein by reference.
Filed
10.4
Assignment Agreement dated February 20, 2004 between Thomas Creek Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River’s Form 8-K (Current Report) filed on March 8, 2004, and incorporated herein by reference.
Filed
10.5
Assignment Agreement dated February 23, 2004 between North Fork Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River’s Form 8-K (Current Report) filed on March 9, 2004, and incorporated herein by reference.
Filed
10.6	Consultant Agreement dated December 1, 2003 between Dynasty International Corporation and Jacob H. Margolis	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Included
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

(b) Reports on Form 8-K.

On December 18, 2003, Bullion River filed a Form 8-K disclosing under Item #1 the change in voting control as a result of Blue Velvet Capital acquiring 23.33% of the voting shares and the change in management.

On December 30, 2003, Bullion River filed a Form 8-K disclosing under Item #7 the acquisition of the Subsidiaries.

There were no other reports on Form 8-K filed by Bullion River during the quarter ended December 31, 2003.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Bullion River’s audit of annual financial statements and for review of financial statements included in Bullion River’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2003 - $0 – Hall & Company, Certified General Accountants Inc.
2002 - $0 – Hall & Company, Certified General Accountants Inc.
2003 - $6,000 – David E. Coffey, CPA
2002 - $8,000 - David E. Coffey, CPA

Page - 39

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Bullion River’s financial statements and are not reported in the preceding paragraph were:

2003 - $0 – Hall & Company, Certified General Accountants Inc.
2002 - $0 – Hall & Company, Certified General Accountants Inc.
2003 - $0 - David E. Coffey, CPA
2002 - $0 - David E. Coffey, CPA

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2003 - $0 – Hall & Company, Certified General Accountants Inc.
2002 - $0 – Hall & Company, Certified General Accountants Inc.
2003 - $0 - David E. Coffey, CPA
2002 - $0 - David E. Coffey, CPA

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2003 - $0 – Hall & Company, Certified General Accountants Inc.
2002 - $0 – Hall & Company, Certified General Accountants Inc.
2003 - $0 - David E. Coffey, CPA
2002 - $0 - David E. Coffey, CPA

(5)   Bullion River’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant’s engagement to audit Bullion River’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 40

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Bullion River has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.

                   By:  /s/ Peter M. Kuhn
       Name:    Peter M. Kuhn
       Title:   Director and CEO and CFO
       Dated:   April 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Bullion River and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Peter M. Kuhn	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Secretary, and a member of the Board of Directors	April 7, 2004
/s/ Victor H. Bradley	Member of the board of Directors	March 30, 2004

Page - 41

Exhibit 31

Page - 42

BULLION RIVER GOLD CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Peter M. Kuhn, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bullion River Gold Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

Page - 43

BULLION RIVER GOLD CORP.
 CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Peter M. Kuhn, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bullion River Gold Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer

Page - 44

Exhibit 32

Page - 45

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, President and Chief Executive Officer of Bullion River and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer
April 7, 2004

Page - 46

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, Secretary, Treasurer, and Chief Financial Officer of Bullion River and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer
April 7, 2004

Page - 47

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and for the period June 29, 2001 (date of inception) to December 31, 2003

Page - 48

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page - 49

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
HALL&COMPANY Certified Public Accountants, Inc.    (949) 910-HALL (4255)
TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES     FAX (949) 910-4256

Independent Auditors’ Report

March 18, 2004

To the Board of Directors and Stockholders of
Bullion River Gold Corp

We have audited the accompanying consolidated balance sheets of Bullion River Gold Corp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullion River Gold Corp as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HALL & COMPANY

Page - 50

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As At December 31, 2003 and 2002

	2003	2002

ASSETS
Current Assets

Cash	$152,926	$1,553
Prepaids	83	-

TOTAL ASSETS	$153,009	$1,553

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities

Accounts Payable and Accruals	$8,144	$10,051
Advance Payable	15,428	-
Note Payable	200,000	-

TOTAL LIABILITIES	223,572	10,051

Commitments, Note 5

STOCKHOLDERS' DEFICIT

Share Capital
Authorized
200,000,000 common shares, $0.001 par value
Issued and outstanding
10,000,000 and 2,608,500 common shares	10,000	2,608
Additional paid in capital	65,000	33,242
Deficit accumulated during the development stage	(145,563)	(44,348)

TOTAL STOCKHOLDERS' DEFICIT	(70,563)	(8,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$153,009	$1,553

The accompanying notes are an integral part of these financial statements

Page - 51

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003 and 2002
and for the period June 29, 2001 (date of inception) to December 31, 2003

			From Inception,
	December 31,		June 29, 2001 to
	2003	2002	December 31, 2003

Revenue	$-	$-	$-

Expenses

Administrative	25,000	-	25,000
Consulting	40,725	17,250	57,975
Filing Fees	2,209	365	2,574
Interest and Bank Charges	523	256	779
Office	2,072	375	2,447
Organizational Costs	-	-	1,000
Professional	34,392	25,102	59,494
Salaries and Wages	12,500	-	12,500
Travel	2,674	-	2,674
Extinguishment of Debt	(18,880)	-	(18,880)

	101,215	43,348	145,563

NET LOSS FOR THE PERIOD	$(101,215)	$(43,348)	$(145,563)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	28,120,315	24,091,397

The accompanying notes are an integral part of these financial statements

Page - 52

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
For the years ended December 31, 2003 and 2002 and for the six month period ended December 31, 2001

				Deficit
				Accumulated
	Common Stock Issued		Additional	During the
	Number of		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance, June 29, 2001	-	$-	$-	$-	$-

Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	1,000

Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	14,000

Net loss, for the six month period
ended, December 31, 2001	-	-	-	(1,000)	(1,000)

Balance, December 31, 2001	2,400,000	2,400	12,600	(1,000)	14,000

Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	20,850

Net loss, for the year ended,
December 31, 2002	-	-	-	(43,348)	(43,348)

Balance, December 31, 2002	2,608,500	2,608	33,242	(44,348)	(8,498)

Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	9,500

Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	8,000

Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	11,000

Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	10,650

Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-

Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-

Net loss, for the year ended,
December 31, 2003	-	-	-	(101,215)	(101,215)

Balance, December 31, 2003	10,000,000	$10,000	$65,000	$(145,563)	$(70,563)

The accompanying notes are an integral part of these financial statements

Page - 53

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003 and 2002
and for the period June 29, 2001 (date of inception) to December 31, 2003

			From Inception,
	December 31,		June 29, 2001 to
	2003	2002	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(101,215)	$(43,348)	$(145,563)

Adjustments to reconcile net loss to cash used
in operating activities:
Gain on extinguishment of debt	(18,880)	-	(18,880)
Changes in operating assets and liabilities:
Increase in prepaids	(83)	-	(83)
(Decrease) Increase in accounts payable and accruals	(1,907)	10,051	8,144

NET CASH USED IN OPERATING ACTIVITIES	(122,085)	(33,297)	(156,382)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	39,150	20,850	75,000
Advance payable	34,308	-	34,308
Note payable	200,000	-	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	273,458	20,850	309,308

INCREASE (DECREASE) IN CASH	151,373	(12,447)	$152,926

CASH, BEGINNING OF PERIOD	1,553	14,000

CASH, END OF PERIOD	$152,926	$1,553

The accompanying notes are an integral part of these financial statements

Page - 54

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Organization

The Bullion River Gold Corp. (the "Company") was incorporated on June 29, 2001, under the laws of the State of Nevada, as Dynasty International Corporation. On December 1, 2003, all of the directors and officers of the Company resigned and a new director and officer was appointed. On December 9, 2003, the Company changed its name to Bullion River Gold Corp. The Company's principal executive offices are in Reno, Nevada.

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Thomas Creek Mining Corp. All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003.

On December 9, 2003, the Company changed its business direction from retail water quality testing and treatment products and systems to gold and silver exploration.

Exploration Stage Activities

The Company has not commenced significant operations and, in accordance with SFAS No. 7, the Company was considered a development stage company until it changed business direction in December 2003 and became an exploration company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company had no cash equivalents.

Page - 55

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company's cash is held at a Canadian Chartered bank in a lawyer’s trust account. Both the bank and lawyer have deposit insurance thus limiting the amount of credit exposure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the consolidated balance sheet for cash, prepaids, accounts payable and advances, the advance payable and the note payable approximate their fair values because of the short term nature of these instruments.

REVENUE RECOGNITION

Gold and silver sales will be recognized when title passes to the purchaser and delivery occurs.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS

The Company will expense all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

INCOME TAXES

Income tax expense is based on pre-tax financial accounting income. The Company will recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and the laws that are expected to be in effect when the differences are expected to be recovered. The Company will provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At December 31, 2003 and 2002 the Company did not have any timing differences.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company had no outstanding options or warrants at December 31, 2003 and 2002.

SEGMENT REPORTING

The Company is centrally managed and operates in one business segment.

Page - 56

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

COMPREHENSIVE INCOME

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income for the years ended December 31, 2003 and 2002.

RESEARCH EXPENDITURES

Research expenditures are expensed in the year incurred.

RECLAMATION AND ABANDONMENT COSTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company's adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

LONG-LIVED ASSETS

The FSAB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company's adoption of SFAS No. 144 did not have a material impact on its operations or financial position.

EXTINGUISHMENT OF DEBT

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations unless the transaction is both unusual and infrequent. Adoption of SFAS 145 caused the Company to record an extinguishment of debt of $18,880, as a credit to recurring operations because the transaction was not considered to be unusual or infrequent.

Page - 57

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted the provisions of SFAS 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or liquidity for the fiscal year ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for fiscal years ending after December 15, 2002. There was no impact in the Company's financial position or results of operations upon adoption.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim and annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations for the fiscal year ended December 31, 2003.

Page - 58

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that the adoption of FIN 46 will not have a material effect on the Company's financial position or results of operations.

In April, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial condition or results of operations

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial condition or results of operations.

NOTE 2 - ADVANCE PAYABLE

The advance payable bears no interest, is unsecured and is payable on demand.

Page - 59

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 3 - NOTE PAYABLE

The note payable was issued December 19, 2003, is interest free for 90 days, bears interest at 1% after 90 days, is payable on demand and is unsecured.

NOTE 4 - COMMON STOCK

Between November 26 and December 16, 2002, the Company sold 208,500 shares of its common stock at $0.10 per share for cash.

Between January 7 and February 18, 2003, the Company sold 391,500 shares of its common stock at $0.10 per share for cash.

On December 2, 2003, the Company cancelled 2,000,000 common shares.

On December 9, 2003, the Company’s directors approved a nine for one common stock dividend.

On December 9, 2003, the Company's directors approved an increase in its authorized share capital from 10,000,000 to 200,000,000 common shares with par value of $0.001 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

On December 1, 2003, the Company entered into a consulting agreement with the Vice-President, Exploration whereby the Company has agreed to pay consulting fees of $6,000 per month until May 31, 2004 and issue 30,000 common shares of the Company. During the year the Company paid or had payable $6,000 in consulting fees to the Vice-President, Exploration. (Note 7)

During the year the Company paid $12,500 in salary to the President of the Company.

NOTE 6 – CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of December 31,2003, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Page - 60

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 - SUBSEQUENT EVENTS

 PRIVATE PLACEMENT

Subsequent to the year-end, the Company approved an offering for two million units at a price of $1.00 per unit to qualified subscribers. Each unit will consist of one restricted common share and one restricted share purchase warrant. Each restricted warrant will enable the qualified subscriber to purchase one additional restricted common share at a price of $1.50 for a period of two years.

STOCK DIVIDEND

On January 13, 2004, the Company’s directors declared a one and one half share stock dividend for shareholders of record on January 21, 2004, to be issued January 23, 2004. This stock dividend will result in an increase in the Company’s issued and outstanding common share capital from 10,000,000 shares to 25,000,000 shares.

COMMITMENTS

Antone Canyon Mining Corp.

On January 9, 2004, Bullion's wholly owned subsidiary Antone Canyon Mining Corp. ("Antone") was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $146,142.

At January 9, 2004, all required payments under the option agreement, dated December 12, 2002, had been made and the owner of the mineral claims consented to the assignment of the option agreement to Antone. The required payments were; $20,000 in options payments on each of December 12, 2002 and 2003 and expenditures on the property in excess of $90,000.

The option agreement is for a term of ten years and expires on December 11, 2012. In order to maintain the option in good standing Antone is required to pay the owner annual payments of $40,000 on or before December 12, commencing December 12, 2004, until the option expires or until Antone exercises the option in accordance with one of the following three exercise options, which are; payment to the owner of (1) $4,000,000, (2) $400,000 plus a 3% net smelter royalty (“NSR”) return granted to the owner, or (3) $2,500,000 plus a 1% NSR granted to the owner.

Page - 61

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 - SUBSEQUENT EVENTS, continued

COMMITMENTS

Corcoran Canyon Mining Corp.

On February 18, 2004, Bullion's wholly owned subsidiary Corcoran Canyon Mining Corp. ("Corcoran") was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $43,596. In addition, a company controlled by the president of Bullion has agreed to transfer all of its right, title and interest in 89 contiguous, recently staked, unpatented mineral claims to Corcoran.

At February 16, 2004, the owner of the mineral claims consented to the assignment of the option agreement to Corcoran and all required payments under the original option agreement, dated February 28, 2003, had been made, except for a shortfall of approximately $45,000 required to be spent on exploration and development on the property. The required payments under the option agreement were; $2,000 paid to the owner on execution of the agreement, reimbursement of claim and lease maintenance fees to the owner of $4,454 and expenditures on the property in excess of $50,000.

The original option agreement is for a term of three years and expires on February 28, 2006. In order to maintain the option in good standing Corcoran is required to spend; a minimum of $50,000 on exploration and development annually on or before each of February 28, 2005 and 2006, Corcoran must pay all annual claim and lease maintenance fees as required to keep the property in good standing and Corcoran must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

The option agreement allows Corcoran to perform limited testing on the property, Corcoran cannot commence mining activities on the property until the option has been exercised. Corcoran can exercise the option and acquire a 100% interest in the property by; paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 2% NSR on the mineral claims. Corcoran can repurchase half of the 2% NSR by paying $1 million to the owner at any time after the granting of the 2% NSR.

Cimarron Mining Corp.

On February 19, 2004, Bullion's wholly owned subsidiary Cimarron Mining Corp. ("Cimarron") was assigned an option to acquire a 100% undivided interest in 24 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $13,468.

Page - 62

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 - SUBSEQUENT EVENTS, continued

COMMITMENTS

Cimarron Mining Corp., continued

At February 16, 2004, all required payments under the original option agreement, dated August 22, 2003, had been made and the owner of the mineral claims consented to the assignment of the option agreement to Cimarron. The required payments were; $2,000 on execution of the agreement and reimbursement of claim and lease maintenance fees to the owner of $3,259.

The original option agreement is for a term of three years and expires on August 22, 2006. In order to maintain the option in good standing Cimarron is required to; spend a minimum of $50,000 on exploration and development annually on or before each of August 22, 2004, 2005 and 2006, Cimarron must pay all annual claim and lease maintenance fees as required to keep the property in good standing and Cimarron must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

The option agreement allows Cimarron to perform limited testing on the property, Cimarron cannot commence mining activities on the property until the option has been exercised. Cimarron can exercise the option and acquire a 100% interest in the property by; paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 1% NSR on the mineral claims. Cimarron can repurchase half of the 1% NSR by paying $500,000 to the owner at any time after the granting of the 1% NSR.

As part of the purchase price the owner has assigned his option on 6 additional claims located in Nye County in the State of Nevada to Cimarron. This additional option expires on June 1, 2004.

Thomas Creek Mining Corp.

On February 20, 2004, Bullion's wholly owned subsidiary Thomas Creek Mining Corp. ("Thomas Creek") was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $53,740.

On February 12, 2004 the owner of the mineral claims consented to the assignment of the option agreement to Thomas Creek. On February 20, 2004, all required payments under the original option agreement, dated December 20, 2002, have been made. The required payments were; $15,000 and issuance of 20,000 common shares on execution of the agreement and $17,500 and issuance of 30,000 common shares of Bullion on upon completion of the assignment of the option agreement.

Page - 63

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 - SUBSEQUENT EVENTS, continued

COMMITMENTS

Thomas Creek Mining Corp., continued

The option agreement has a term of ten years and expires on December 20, 2012. In order to maintain the option in good standing Thomas Creek is required to pay the owner; $20,000 on December 20, 2004, $25,000 on December 20, 2005, $30,000 on December 20, 2006 and $30,000 in each subsequent year until the option is exercised or expires, issue 30,000 common shares of the Company each year from December 20, 2004 until the option is exercised or expires and pay all annual claim and lease maintenance fees required to keep the property in good standing.

Thomas Creek can exercise the option and acquire a 100% interest in the property in accordance with one of the following two exercise options which are; (1) granting a 3% NSR to the owner with an option to reduce this 3% NSR to a 1% NSR by paying $1.3 million for each 1% NSR repurchased (2) granting the owner a 2.5% NSR with an option to reduce this 2.5% NSR to a 1% NSR by paying $3.25 million.

North Fork Mining Corp.

On February 23, 2004, Bullion's wholly owned subsidiary North Fork Mining Corp. ("North Fork") was assigned three options to acquire a 100% undivided right title and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $129,115. As additional consideration for the assignment of the option agreements, North Fork granted to a company controlled by the president, a net smelter royalty of 1.5% on the 42 unpatented mineral claims.

On February 18, 2004, all required payments under the original option agreements dated July 1, 2002, July 3, 2002 and March 3, 2003 had been made and the owners of the mineral claims consented to the assignment of the option agreements to North Fork. The required payments under the July 1 and July 3, 2002 option agreements were; $10,000 per agreement on the original signing dates of July 1 and 3, 2002 and $150 per month for each agreement for the year ending July 3, 2003 and $250 per month for each agreement for the period ended February 23, 2004. The March 3, 2003 agreement required $10,000 to be paid upon signing of a final agreement.

Page - 64

BULLION RIVER GOLD CORP.
(Formerly Dynasty International Corporation)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 - SUBSEQUENT EVENTS, continued

COMMITMENTS

North Fork Mining Corp., continued

The original option agreements dated July 1 and 3, 2002, are for a term of 5 years. To keep these option agreements in good standing North Fork is required to make minimum royalty payments, per agreement, of $250 per month until July 3, 2004, $500 per month until July 3, 2005, $1,000 per month until July 3, 2006, the greater of $5,000 per month or a 5% NSR until July 3, 2007. North Fork is also required to make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option agreements. At the end of the five year term, after all of the royalty payments have been made, North Fork will have acquired a 100% undivided right, title and interest in 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under each agreement.

The March 3, 2003 option agreement for 7 unpatented claims has no term. North Fork can acquire an undivided 100% interest in these claims by paying $10,000 once North Fork has successfully completed its’ stage 1 drilling and exploration program and deciding to continue with exploration and by paying the owner $70,000 upon North Fork has successfully completed its’ stage 2 drilling and exploration program and deciding to continue with exploration.

Painted Hills Claims

During February 2004, Bullion River staked and is in the process of registering their 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

ISSUANCE OF COMMON SHARES

On March 18, 2004, the Company issued 30,000 restricted common shares to their Vice-President, Exploration as part of its commitment under the Consulting Agreement. (Note 5)

On March 18, 2004, the Company issued 30,000 restricted common shares as part of its commitment under the Thomas Creek Option Agreement.

On March 18, 2004, the Company issued 25,000 restricted common shares to their Vice-President, Exploration as a finder’s fee for locating the Painted Hills property.

LEASE COMMITMENT

Subsequent to the year-end the Company entered into an office premises lease agreement for a one- year term commencing February 15, 2004. Payments under this agreement are $1,800 per month.

Page - 65

Exhibit 3.3

Page - 66

Dean Heller Secretary of State 204 N. CARSON ST., Suite 1 CARSON CITY, NEVADA 89701-4299 (775) 684-5708 www.secretaryofstate.biz	Office Use Only: FILED #: C-17323-01 Jan 14, 2000 IN THE OFFICE OF /s/ Dean Heller DEAN HELLER, SECRETARY OF STATE

Certificate of Amendment
(PURSUANT TO NRS 78.385 and 78.390)

Important: Read attached instructions before completing form.

Certificate of Amendment to Articles of Incorporation
For Nevada Profit Corporations
(Pursuant to NRS 78.385 and 78.390 – After Issuance of Stock)

1. Name of corporation:    Dynasty International Corporation

2. The articles have been amended as follows (provide article numbers, if available):

Article 1. NAME OF CORPORATION: BULLION RIVER GOLD CORP.

Article 3. SHARES: Number of shares with par value: 200,000,000 par Value; $0.001

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles or incorporation have voted in favor of the amendment is:    84.01%                    *

4. Effective date of filing (optional): 1/20/04

5. Signatures (Required):    /s/ Peter M. Kuhn

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

This form must be accompanied by appropriate fees. See attached for schedule.                              Nevada Secretary of State AM 788.35 Amend 2003
Revised on: 11/03/03

Page - 67

Exhibit 10.6

Page - 68

CONSULTING AGREEMENT

This Consulting agreement (the “Agreement”) is made effective December 1, 2003, by and between Dynasty International Corporation (the “Company”) and Jacob H. Margolis (the “Consultant”).

NOW, THEREFORE, in consideration of the mutual covenants set forth herein the parties hereby agree as follows:

1.   Engagement.

The Company hereby engages the Consultant to serve as the Company’s Vice President , Exploration and geological consultant.

2.   Compensation.

a.   The Consultant’s compensation for the services rendered hereunder shall be US $6,000.00 per month. In addition, the Consultant shall be reimbursed for all reasonable and necessary expenses incurred by the Consultant in the performance of his duties and as approved by the President of the Company.

b. The Consultant shall receive 30,000 shares of the company for his engagement with the Company. These shares might be restricted as per SEC rules.

c. The Consultant will participate in the Company’s to be established share option plan equal to any officer or Director.

d. The Consultant may qualify for any further bonuses, finder’s fee etc as determined by the Board.

3.   Term.

The term of the Agreement shall be to the end of May 2004 from the date first written above, and shall be renegotiated in good faith before the end of April, 2004 with the intension to extend this agreement.

4.    Confidentiality

The Consultant understands that all information obtained by him in the performance of his duties shall be confidential and will take appropriate actions to maintain the confidentiality of such information.

5.    Enforceability

The failure of either party at any time to require performance by the other party of ant provision hereunder shall in no way affect the right of that party thereafter to enforce the same, nor shall it affect any other party’s right to enforce the same, or to enforce any of the other provisions in this agreement; nor shall the waiver by either party of the breach of any provision hereof be taken or held to be a waiver of any subsequent breach of such provision or as a waiver of the provision itself.

6.    Assignment.

This agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be sold, transferred, assigned, pledged or hypothecated by either party hereto without prior written consent of the other party.

7.   Notice.

Any notice, request, instrument or other document to be given under this agreement by either party hereto to the other shall be in writing and shall be deemed effective (a) upon personal delivery, if delivered by hand, (b) three (3) days after the date of deposit in the mails, postage prepaid, if mailed by certified or registered mail, or (c) on the next business day, if sent by a prepaid overnight courier service, and in each case addressed as follows:

Page - 69

   If to the Company:

   Dynasty International Corporation
c/o Peter M. Kuhn
   27 Sidewinder Loop
   Clancy, MT 59634

   If to the Consultant

   Jacob H. Margolis
   3152 Scenic View Drive
   Elko, NV 89801

Any party may change the address to which notices are to be sent by giving notice of such change of address to the other party in the manner herein provided for giving notice.

8.   Miscellaneous.

8.1 The headings contained in this Agreement are for reference purposes only, and shall not effect the meaning or interpretation of this Agreement.

8.2 This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada, without regard to the conflict of law principles thereof.

8.3 This agreement represents the entire Agreement between the Company and the Consultant with respect to the subject matter hereof, and all prior agreements relating to the engagement of the Consultant, written or oral, are nullified and superseded hereby.

8.4 This agreement may not be orally canceled, changed, modified or amended, and no cancellation, change, modification or amendment shall be effective or binding, unless in writing and signed by both parties to this Agreement, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought.

8.5 As used in this Agreement, any gender includes a reference to all other genders and the singular includes a reference to the plural and vice versa.

9.   This Agreement may be executed by facsimile and in any number of counterparts with the same effect as if all parties to this Agreement had signed the same document and all counterparts will be construed together and will constitute one and the same instrument, and any facsimile signature shall be taken as an original.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

Dynasty International Corporation           Jacob H. Margolis

/s/ Peter M. Kuhn                       /s/ Jacob H. Margolis
_________________________               _________________________
Per: Authorized Signatory                    Per: Authorized Signatory

Page - 70

Exhibit 99.1
Code of Ethics

Page - 71

Bullion River Gold Corp.

Code of Ethics

Overview

Bullion River has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of Bullion River’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

Bullion River has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Bullion River’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which Bullion River expects each Employee to conduct himself or herself while representing Bullion River. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Bullion River ‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other Bullion River officers and management. Together all Employees can continue to make Bullion River a company that sets a standard for managing mineral exploration companies.

Objective

One of Bullion River’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. Bullion River cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, Bullion River considers it essential that all Employees understand and comply with the Code and therefore share and participate in Bullion River’s way of conducting business.

Standard of Conduct

Bullion River insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. Bullion River also expects the same in its relationships with all those with whom it does business.

Page - 72

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Bullion River.
No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Bullion River to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Bullion River.

Obeying the Law

All Employees of Bullion River are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Bullion River conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.
It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.
Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Peter M. Kuhn, Bullion River’s President, has been appointed as Compliance Officer of Bullion River, responsible for overseeing compliance with, and enforcement of, the Code. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Bullion River is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

Page - 73

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to their Manager. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.
Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and Bullion River to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of Bullion River’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about Bullion River must refrain from trading in the shares of Bullion River until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Bullion River or outside, such as spouses, relatives or friends.

Bullion River makes regular formal disclosures of its financial performance and results of operations to the investment community. Bullion River also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Bullion River about Bullion River’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Bullion River is required to maintain a variety of records for purposes of reporting to the government. Bullion River requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Bullion River’s accounting records and supporting documents must accurately describe and reflect the nature and result of Bullion River’s business operations. All activities and results of Bullion River’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Bullion River’s books. Procedures for doing so must comply with Bullion River’s financial policy and follow Bullion River’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Bullion River’s Board of Directors.

Record Keeping and Retention

To help maintain the integrity of Bullion River’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Bullion River’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Bullion River, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Bullion River’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Bullion River as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Bullion River or any of its industries, or to respond to comments about Bullion River. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Page - 74

Environmental, Health and Safety

Bullion River is committed to running its business in an environmentally sound and sustainable manner. Bullion River’s objective is to ensure that its business operations have the minimum adverse environmental impact commensurate with the legitimate needs of its business operations.
Bullion River is committed to protecting the health and safety of its Employees, as well as the environment in general. Bullion River expects employees to obey all laws and regulations designed to protect the environment, and the health and safety of all Employees, and to obtain and fully observe all permits necessary to do business.

Mineral exploration is a dangerous business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. Bullion River will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require an accommodation should contact the Compliance Officer. Bullion River will then engage in an interactive process to determine what reasonable accommodations may exist.

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Bullion River’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Bullion River’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Bullion River where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Bullion River, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Bullion River. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Bullion River’s business.

No Employee will use Bullion River’s property, services, equipment or business for personal gain or benefit.

Page - 75

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Bullion River.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Bullion River; (2) conduct business on behalf of Bullion River with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from Bullion River’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by Bullion River, or that Bullion River is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Bullion River expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Bullion River or its clients. All Employees are required to seek the consent of Bullion River management if they intend to become partners or shareholders in companies outside Bullion River’s corporate structure.

Fair Competition

Bullion River’s policy is to comply fully with competition and antitrust laws throughout the world. Bullion River is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

International Trade

Bullion River must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because Bullion River is a U.S. company, this law applies to Bullion River and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Page - 76

Government Relations

Bullion River is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of Bullion River’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Bullion River. Political contributions or expenditures are not to be made out of Bullion River’s funds in any foreign country, even if permitted by local law, without the consent of the President of Bullion River.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Bullion River’s behalf, or are on Bullion River’s property, are expected to follow the law, the Code, and honor Bullion River’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Bullion River’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. Bullion River’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, Bullion River’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflects Bullion River’s high ethical standards. Bullion River expects and requires each and every Employee, as a representative of Bullion River, to fulfill Bullion River’s ethical commitment in a way that is visible to the outside world with which Bullion River conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.
Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Bullion River’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Bullion River’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 77

Schedule “A”

VALUES

FOCUS: We exist only because we are in the mining business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 78

Schedule “B”
Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 79

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Bullion River Gold Corp. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Bullion River’s Code of Ethics.

Date: ______________________________________________________________________

Name (print): ________________________________________________________________

Position: ___________________________________________________________________

Address: __________________________________________________________________

Signature: ________________________________________________________________

Page - 80

Exhibit 99.2
Audit Committee Charter

Page - 81

Bullion River Gold Corp.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of Bullion River’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Bullion River’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of Bullion River’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Bullion River’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to Bullion River. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which Bullion River operates.

Page - 82

3.Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

4.Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in Bullion River’s annual report.

Page - 83

Committee’s Relationship with External and Internal Auditors

1.The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2.As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3.The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4.The internal audit function will be responsible to the Board of Directors through the committee.

5.If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6.Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.Risk Management – Bullion River’s business risk management process, including the adequacy of Bullion River’s overall control environment and controls in selected areas representing significant financial and business risk.

2.Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.Internal Controls and Regulatory Compliance – Bullion River’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

4.Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

Page - 84

5.Regulatory Examinations – Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:
  the code of ethical conduct,
  changes in important accounting principles and the application thereof in both interim and annual financial reports, significant conflicts of interest and related-party transactions, external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors), internal auditor performance and changes in internal audit leadership and/or key financial management, procedures for whistle blowers,
  pre-approve allowable services to be provided by the auditor, and retention of complaints.

Page - 85

Exhibit 99.3
Disclosure Committee Charter

Page - 86

Bullion River Gold Corp.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All financial disclosures made by Bullion River to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, Bullion River’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

Bullion River’s Disclosure Committee (the “Committee”) will assist Bullion River’s officers and directors (collectively, the “Senior Officers”) fulfilling Bullion River’s and their responsibilities regarding (i) the identification and disclosure of material information about Bullion River and (ii) the accuracy, completeness and timeliness of Bullion River’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•  Review and, as necessary, help revise Bullion River’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by Bullion River to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that Bullion River will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•  Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•  Review Bullion River’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to Bullion River’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•  Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 87

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•    Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of Bullion River’s officers and employees, including the “tone at the top”; Bullion River’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•    Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•    Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•    Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•    Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of Bullion River’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of Bullion River will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 88

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in Bullion River’s organization and business objectives and any material change in economic or industry conditions.
The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of Bullion River’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 89