Form 10QSB
period 2004-03-31
BULLION RIVER GOLD CORP
filed 2004-05-17
CIK 1168458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 333-85414

BULLION RIVER GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377992 (I.R.S. Employer Identification No.)

1325 Airmotive Way, Suite 325, Reno, Nevada, 89502 (Address of principal executive offices)

775-324-4881 (Issuer’s telephone number)

101 Beauvista Drive, Sherwood Park, Alberta, Canada, T8A 3X2 (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2004

Common Stock - $0.001 par value	25,935,004

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
(UNAUDITED)
CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2004 and December 31, 2003
and for the three month periods ended March 31, 2004 and 2003 and for the period June 29, 2001 (date of inception) to March 31, 2004

Page - 2

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page - 3

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As At March 31, 2004 and December 31, 2003
(UNAUDITED)

	March 31,	December 31,
	2004	2003

ASSETS
Current Assets

Cash	$462,116	$152,926
Prepaids	31,378	83

	493,494	153,009

Fixed assets, net of $325 accumulated depreciation	4,516	-

TOTAL ASSETS	$498,010	$153,009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accruals	$53,507	$8,144
Advance payable	-	15,428
Note payable	200,000	200,000

TOTAL LIABILITIES	253,507	223,572

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Share Capital
Authorized
200,000,000 common shares, $0.001 par value
Issued and outstanding or subscribed
26,060,000 and 10,000,000 common shares	26,060	10,000
Additional paid in capital	1,121,690	65,000
Deficit accumulated during the exploration stage	(903,002)	(145,563)
Foreign currency translation adjustment	(245)	-

TOTAL STOCKHOLDERS' EQUITY	244,503	(70,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$498,010	$153,009

The accompanying notes are an integral part of these financial statements

Page - 4

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			From Inception,
	Three Months Ending March 31,		June 29, 2001 to
	2004	2003	March 31, 2004

Revenue	$-	$-	$-

Expenses

Administrative	45,341	-	70,341
Consulting	73,839	34,480	131,814
Depreciation	325	-	325
Exploration	485,112	-	485,112
Filing Fees	2,408	1,255	4,982
Interest and Bank Charges	2,157	240	2,936
Investor Relations and Promotion	34,663	-	34,663
Office	9,334	34	11,781
Organizational Costs	-	-	1,000
Professional	71,558	3,136	131,052
Rent	1,800	-	1,800
Salaries and Wages	15,000	-	27,500
Travel	15,902	-	18,576
Extinguishment of Debt	-	-	(18,880)

	757,439	39,145	903,002

NET LOSS FOR THE PERIOD	$(757,439)	$(39,145)	$(903,002)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,012,146	22,004,586

The accompanying notes are an integral part of these financial statements

Page - 5

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the periods ended March 31, 2004 and 2003 and from June 29, 2001 (Inception) to March 31, 2004
(UNAUDITED)

						Deficit
				Common Stock	Subscribed	Accumulated	Accumulated
	Common Stock Issued		Additional			During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	shares	Amount	Stage	Income	Total

Balance, June 29, 2001	-	$ -	$ -	-	$ -	$ -	$ -	$ -

Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	-	-	14,000
Net loss, for the six month period
ended, December 31, 2001	-	-	-	-	-	(1,000)	-	(1,000)

Balance, December 31, 2001	2,400,000	2,400	12,600	-	-	(1,000)	-	14,000

Net loss, for the three month period
ended, March 31, 2002	-	-	-	-	-	(7,336)	-	(7,336)

Balance, March 31, 2002	2,400,000	2,400	12,600	-	-	(8,336)	-	6,664

Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	-	-	-	20,850
Net loss, for the year ended,
December 31, 2002	-	-	-	-	-	(36,011)	-	(36,011)

Balance, December 31, 2002	2,608,500	2,608	33,242	-	-	(44,348)	-	(8,498)

Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	-	-	10,650
Net loss, for the three month period	-	-	-	-	-	(39,145)	-	(39,145)
ended, March 31, 2003

Balance, March 31, 2003	3,000,000	3,000	72,000	-	-	(83,493)	-	(8,493)

Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-	-	-
Net loss, for the year ended,
December 31, 2003	-	-	-	-	-	(62,070)	-	(62,070)

Balance, December 31, 2003	10,000,000	10,000	65,000	-	-	(145,563)	-	(70,563)

Issuance of one and one half for one common
stock dividend, January 13, 2004	15,000,000	15,000	(15,000)	-	-	-	-	-
Shares issued for finders fee,
March 18, 2004	25,000	25	28,725	-	-	-	-	28,750
Shares issued for consulting fees,
March 18, 2004	30,000	30	34,470	-	-	-	-	34,500
Shares issued for option payment,
March 18, 2004	30,000	30	34,470	-	-	-	-	34,500
Common stock subscribed, March 25, 2004	-	-	-	100,000	100,000	-	-	100,000
Common stock subscribed, January 19, 2004	-	-	-	125,000	125,000	-	-	125,000
Common stock subscribed, March 25, 2004	-	-	-	750,000	750,000	-	-	750,000
Net loss, for the three month period ended,
March 31, 2004	-	-	-	-	-	(757,439)	-	(757,439)
Foreign currency translation adjustments	-	-	-	-	-	-	(245)	(245)

Balance, March 31, 2004	25,085,000	$ 25,085	$ 147,665	975,000	$ 975,000	$ (903,002)	$ (245)	$ 244,503

The accompanying notes are an integral part of these financial statements

Page - 6

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From Inception,
	Three Months Ending March 31,		June 29, 2001 to
	2004	2003	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(757,439)	$(39,145)	$(903,002)

Adjustment to reconcile net loss to net cash used
in operating activities:
Fees and expenses paid with common stock	97,750	-	97,750
Depreciation	325	-	325
Gain on extinguishment of debt	-	-	(18,880)

Changes in operating assets and liabilities:
(Increase) in prepaids	(31,295)	-	(31,378)
Increase (Decrease) in accounts payable and accruals	45,363	(998)	53,507

NET CASH USED IN OPERATING ACTIVITIES	(645,296)	(40,143)	(801,678)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold or subscribed	975,000	39,151	1,050,000
Advance payable	(15,428)	-	18,880
Note payable	-	-	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	959,572	39,151	1,268,880

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(4,841)	-	(4,841)

Effect of exchange rate changes on cash	(245)	-	(245)

INCREASE (DECREASE) IN CASH	309,190	(992)	462,116

CASH, BEGINNING OF PERIOD	152,926	1,553

CASH, END OF PERIOD	$462,116	$561

Supplemental information:

Non-cash investing and financing activities:

Interest paid	$839	$-

Issuance of shares:
For finders fees	$28,750	$-
For consulting services	$34,500	$-
For exploration - option payment	$34,500	$-

The accompanying notes are an integral part of these financial statements

Page - 7

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2003 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2003 are summarized below:

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

Page - 8

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

FIXED ASSETS

Office furniture and computer software are stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for the furniture and software is estimated to be five years and two years with no salvage value.

The fixed assets are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review is performed based on estimated undiscounted cash flows compared with the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

COMPREHENSIVE INCOME

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company’s accounts payable.

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

Page - 9

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENT

The Emerging Issues Task Force (“EITF”) formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to business combinations within the mining industry, accounting for goodwill and other intangibles and capitalization of costs after the commencement of production, including deferred stripping. The issues to be discussed also include whether mineral interests conveyed by options or leases represent tangible or intangible assets and the amortization of such assets. The Company believes that its accounting for its mineral interests conveyed by options is in accordance with generally accepted accounting principles. However, the Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

NOTE 3 - NOTE PAYABLE

The note payable dated December 19, 2003, is interest free for 90 days, bears interest at 1% after 90 days, is payable on demand and is unsecured. At March 31, 2004, $839 in interest had been accrued.

NOTE 4 - COMMON STOCK

Between November 26 and December 16, 2002, the Company sold 208,500 shares of its common stock at $0.10 per share for cash.

Between January 7 and February 18, 2003, the Company sold 391,500 shares of its common stock at $0.10 per share for cash.

On December 2, 2003, the Company cancelled 2,000,000 common shares.

On December 9, 2003, the Company’s directors approved a nine share for every one share, stock dividend.

On December 9, 2003, the Company's directors approved an increase in its authorized share capital from 10,000,000 to 200,000,000 common shares with par value of $0.001 per share.

On January 13, 2004, the Company’s directors declared a one and one half share for every one share, stock dividend.

Page - 10

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 4 - COMMON STOCK, continued

On February 6, 2004, the Company approved an offering for two million units at a price of $1.00 per unit to qualified subscribers. Each unit consists of one restricted common share and one restricted share purchase warrant. Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $1.50 for a period of two years. During the period the Company received subscriptions from three subscribers for a total of 975,000 units at $1.00 per unit.

On March 18, 2004, the Company issued 30,000 restricted common shares to their Vice-President, Exploration as part of its commitment under the Consulting Agreement. Upon issuance of these shares the Company recorded consulting expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 7)

On March 18, 2004, the Company issued 30,000 restricted common shares as part of its commitment under the Thomas Creek Option Agreement. Upon issuance of these shares the Company recorded exploration expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 5)

On March 18, 2004, the Company issued 25,000 restricted common shares to their Vice-President, Exploration as a finder’s fee for locating the Painted Hills property. Upon issuance of these shares the Company recorded a consulting expense of $28,750 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 5)

NOTE 5 – MINERAL PROPERTY OPTIONS

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

Page - 11

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

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

The original option agreement is for a term of three years and expires on February 28, 2006. In order to maintain the option in good standing Corcoran is required to spend; a minimum of $50,000 on exploration and development on or before each of February 28, 2005 and 2006, Corcoran must pay all annual claim and lease maintenance fees as required to keep the property in good standing and Corcoran must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

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

Page - 12

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

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

On February 12, 2004 the owner of the mineral claims consented to the assignment of the option agreement to Thomas Creek. On February 20, 2004, all required payments under the original option agreement, dated December 20, 2002, have been made. The required payments were; $15,000 and issuance of 20,000 common shares on execution of the agreement and $17,500 and issuance of 30,000 common shares of Bullion on upon completion of the assignment of the option agreement. (Note 4)

Page - 13

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

Thomas Creek Mining Corp., continued

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

Page - 14

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

North Fork Mining Corp., continued

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

Painted Hills Claims

During February 2004, Bullion River staked and is in the process of registering their 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada. (Note 4)

NOTE 6 – COMMITMENTS

Mineral Property Option Payments

The Company is committed to making the following mineral property work commitments or option payments under assumption of the option agreements:

Property	2004	2005	2006	2007	2008	2009	2010	2011
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000
Corcoran Canyon	-	$95,000	$50,000	-	-	-	-	-
Cimarron	$50,000	$50,000	$50,000	-	-	-	-	-
Thomas Creek	$20,000 & 30,000 shares	$25,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares
North Fork	$7,500	$18,000	$72,000	$60,000	-	-	-	-

Page - 15

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

NOTE 6 – COMMITMENTS, continued

Lease Commitment

On January 9, 2004, the Company entered into an office premises lease agreement for a one-year term commencing February 15, 2004. Payments under this agreement are $1,800 per month.

Consulting Commitment

On March 1, 2004, the Company entered into a business consultant agreement whereby the Company has agreed to pay $5,000 per month for business consulting services until March 1, 2005.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 1, 2003, the Company entered into a consulting agreement with the Vice-President, Exploration whereby the Company agreed to pay consulting fees of $6,000 per month until May 31, 2004 and issue 30,000 common shares of the Company. During the three month period ended March 31, 2004 the Company paid $18,000 in consulting fees and issued 30,000 shares and during the year ended December 31, 2003, the company paid or had payable $6,000 in consulting fees, to the Vice-President, Exploration. During the period the Company issued 25,000 shares to the Vice-President, Exploration as a finders fee for staking the Painted Hills Claims. (Notes 4 and 5)

During the three month period ended March 31, 2004 the Company paid $15,000 in salary and reimbursed $3,500 in moving costs to the President of the Company. During the year ended December 31, 2003 the Company paid $12,500 in salary to the President of the Company.

Page - 16

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Bullion River Gold Corp. and its subsidiaries (collectively, “Bullion” or the “Company”). The discussion should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis included in Bullion’s Annual report on Form 10-KSB for the year ended December 31, 2003.

OVERVIEW

On December 9, 2003, Dynasty changed its name to Bullion to better reflect the Company’s change in the business direction to gold and silver exploration. The Company is now an exploration stage company with no revenue, no operations and few assets.

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Thomas Creek Mining Corp. All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003.

Results of Operations

Revenue

We anticipate that significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver. There is no guaranty that we will locate viable gold or silver reserves and if such minerals are discovered that we will enter into commercial production or that if we do locate viable mineralization that we will be able to secure the financing necessary to proceed with extraction of these minerals.

Expenses

Our expenses increased by $718,294 or 1835% from $39,145 for the three months ended March 31, 2003 to $757,439 for the three months ended March 31, 2004. The increase was primarily due to an increase of $45,341 in administrative fees, $39,359 in consulting fees, $485,112 in exploration, $1,153 in filing fees, $1,917 in interest and bank charges, $34,663 in investor relations and promotion, $9,300 in office, $68,422 in professional fees, $1,800 in rent, $15,000 in salaries and wages and $15,902 in travel. The increases were due to a change in management, change in business direction and commencing our exploration on our mineral properties.

Our expenses increased by $31,809 from $7,336 for the three month period ended March 31, 2002 to $39,145 for the three month period ended March 31, 2003. The increase was primarily due to an increase of $34,480 in consulting fees, $1,255 in filing fees (service fees) offset by a decrease of $3,839 in professional fees.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $462,116 and a working capital surplus of $239,987 at March 31, 2004. During the three month period ended March 31, 2004, we used $743,046 in cash for operating activities, primarily for an operating loss of $757,439, an increase in prepaid expenses of $31,295 offset by an increase in accounts payable of $45,363. Cash used in operations of $743,046 was financed by a sale or subscriptions received for common stock of $1,072,750 offset by a decrease in advance payable of $15,428 and an investment in fixed assets. An increase in working capital of $310,550 was due to an increase in current assets of $340,485 offset by an increase in current liabilities of $29,935. We have accumulated a deficit of $903,002 since inception and have a stockholder’s equity of $244,503. We have no contingencies or long-term commitments except for our commitments under the option agreements.

We had cash of $561and a working capital deficit of $8,492 at March 31, 2003. During the three month period ended March 31, 2003, we used $40,143 in cash for operating activities, primarily for an operating loss of $39,145 and a decrease in accounts payable of $998. Cash used in operations of $40,143 was financed by a sale of common stock of $39,151. A decrease in working capital of $15,156 was due to a decrease in current assets of $6,103 and an increase in current liabilities of $9,053. At March 31, 2003 we had accumulated a deficit of $83,492 since inception and had a stockholder’s deficiency of $8,492. We have no contingencies or long-term commitments.

Page - 17

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

Reclamation and Abandonment Costs

Adoption of SFAS 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs are not expected to have an impact on Bullion River’s financial statements while they are in the exploration stage. Once the Company commences operations the policy requires that reclamation and closure costs including site rehabilitation costs be recorded at the estimated present value of reclamation liabilities and recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.

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

Contractual Obligations

Bullion’s contractual obligations at March 31, 2004 are summarized as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Option payments	$ 997,500	$ 117,500	$ 470,000	$ 200,000	$ 210,000
Note payable	200,000	200,000	-	-	-
Consulting fees	67,000	57,000	10,000	-	-
Lease Commitments	16,695	16,695	-	-	-

Internal and External Sources of Liquidity

Bullion River has funded its operations primarily from the issuance of common stock, borrowings in the form of a demand note payable.

Plan of Operation

In conjunction with our change in business direction we spent a total of $386,061 on acquiring options on five properties that we plan to explore for gold and silver. The optioned properties are the; Antone Canyon property, Corcoran Canyon property, Cimarron property, Thomas Creek property and the North Fork property. We paid for theses options with cash, advances payable and a short-term note payable. We also acquired the Painted Hills property by staking it ourselves and issuing 25,000 restricted common shares to Jacob Margolis, the vice-president of exploration, as a finder’s fee for locating the property.

Page - 18

The following table sets the estimated costs, commencement date and length of Phase 1 of the proposed mineral exploration programs for each of the following properties:

Property	Estimated Cost of Phase 1	Estimated Commencement Date	Estimated Length of Program
Antone Canyon	$ 121,800	June 2004	Two Months
Corcoran Canyon	130,000	June 2004	Two Months
Cimarron	63,350	August 2004	Six Weeks
Thomas Creek	101,500	April 2004	Six Weeks
North Fork	792,500	May 2004	Five Months
Painted Hills	56,800	September 2004	Six Weeks

Total	$1,265,950

Once we have completed each of the above Phase 1 exploration programs we plan to immediately conduct an analysis and evaluation of the drill results to determine the feasibility of commencing a Phase 2 drilling program on that property. This second Phase of our drilling program will target the property or properties that show the best drill results during Phase 1, we anticipate commencing our Phase 2 exploration program on between one and four properties. We expect this second Phase of our exploration program to cost between $1.3 and $3 million. We plan to commence and complete our Phase 2 exploration programs during 2004, however embarking on this second phase depends not only on the drilling results obtained during Phase 1, but on the general outlook for gold and silver prices.

On February 6, 2004, we approved a private placement for two million units at $1 per unit. During the period we received subscriptions for 975,000 shares and cash of $975,000 from three subscribers. These funds have been or will be used to pay for the mineral property options, cover our Phase 1 exploration costs, pay for our operating costs, pay our advances payable and to pay our short-term note payable.

We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund Phase 2 of our exploration program. The issuance of additional shares will result in dilution to existing shareholders of the Company.

We are planning on carrying out exploration activities in regions containing gold or silver deposits primarily the Great Basin in the western United States and the Mother lode belt in California. We are seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. There is no assurance that we will locate any high grade and large tonnage or locate projects that contain the potential for mineralization concealed under post-mineral cover.

Unless we locate a commercially viable source for gold or silver and until such time as we achieve significant revenues from the sales of gold or silver we will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significantly more than our estimated Phase 1 and Phase 2 costs. We cannot guarantee that if, or when we locate a property we consider to be commercially viable that we will be able to obtain the required working capital to bring the mine into commercial production.

We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future except for the development of our mineral properties if or when we locate a commercially viable source of gold or silver. As we proceed with Phases 1 and 2 of our exploration program we will need to hire independent contractors as well as purchase or lease additional equipment.

Antone Canyon Mining Corp.

On January 9, 2004, the Company’s wholly owned subsidiary Antone Canyon Mining Corp. (“Antone”) was assigned an option to acquire a 100% undivided right, title and interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of the Company, for $146,142. The owner of the mineral claims has consented in writing to the assignment.

Page - 19

The Antone Canyon option agreement is for a term of 10 years and expires on December 11, 2012. All required payments under the option agreement were made prior to the assignment of the option. The required payments were; $20,000 in option payments on each of December 12, 2002 and 2003 and expenditures on the property in excess of $90,000. In order to maintain the option in good standing, Antone is required to pay the owner of the mineral claims annual payments of $40,000 on or before December 12, until the expiration of the option or until Antone exercises the option.

If or when we exercise the option, we will have to choose one of three payment options, which are; payment of $4,000,000 to the owner of the mineral claims, or payment of $400,000 plus a 3% net smelter royalty (“NSR”) to the owner of the mineral claims, or payment of $2,500,000 plus a 1% NSR to the owner of the mineral claims.

Antone Canyon Property

The following information concerning the Antone Canyon Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background

The results in the trenches, executed by Golden Spike Mining in late 2002, included 18.3 grams/ton Au over 15.2 meters containing 67.5g/t Au over 3.0m. Only 5 shallow drill holes totaling about 540 meters were drilled by North Mining in 1999 in addition to the 55 holes totaling 5,500 meters drilled by Freeport exploration in the early 1980’s. The drill intersections included 24.5 g/t Au over 3.0 m; 38.7 g/t Au over 1.5 meters; and 31.5 g/t Au over 1.5 meters within 6.1 meters of 12.4 g/t Au. Furthermore, the mineral claims contain old workings from 1878 to the 1960’s in which high-grade silver was successfully mined. Drilling of the high-grade structures has been limited to within 100 meters of surface, with some holes drilled parallel to mineralized structures. Other work has included trenching, limited soil sampling, select rock-chip sampling, and an IP geophysical survey. We recently collected rock-chip samples that confirm high-grade gold in the Trench-2 quartz stockwork zone that yielded 12.2 g/t Au over 5.5m: 19.0 g/t Au, 6.2 g/t Ag and 8.98 g/t Au, 13.0 g/t Ag.

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

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Antone Canyon Property. As there is no source of power on the Antone Canyon Property, power for operations will be generated from generators. We intend to hire independent third party contractors or our own labor force to mine the property if mineralized material is discovered on the Antone Canyon Property.

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

Page - 20

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

We do not claim to have any ores or reserves whatsoever at this time on the Antone Canyon Property.

Proposed Exploration Program

We plan to conduct exploration to determine what amount of minerals, if any, exist on the Antone Canyon Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Antone Canyon Property.

Most of the mineralized area at the Antone Canyon Property has been tested to only 500 feet (150 meters) below surface. Deeper drilling is warranted to test for down-dip extensions to high-grade mineralization. Many previous holes were drilled parallel to mineralized structures. Further drill testing is needed to cross mineralization at an appropriate angle, allowing for an assessment of true widths and multiple parallel mineralized zones. Mineralization is open along strike within the core of the high-grade zone. Therefore, further drilling is needed to extend the mineralization along the strike.

Our action plan is to complete (1) an evaluation of structural controls to mineralization, (2) a phase-1 drilling program to test mineralization at deeper levels and along the strike, and (3) a district-scale surface evaluation to identify additional targets.

We are in the process of extending the former exploration permit on the Antone Canyon Property. Our proposed budget for Phase 1 of the proposed Antone Canyon Property mineral exploration program is as follows:

Page - 21

BLM fees and county recording fees (2004-2005)	$ 6,500
Option payment	40,000
Diamond drilling (2,500 feet of HQ-size core in 4 to 5 holes)	50,000
Assaying and engineering	10,000
Contingency @ 20%	12,000
Drill site reclamation	3,300

Total Proposed Budget	$ 121,800

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take from June to August 2004, weather permitting. The decision to extend the proposed mineral exploration program on the Antone Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently evaluating existing data, which will be incorporated in a 3-D model to assist in developing the drill targets and direction. During the three month period ended March 31, 2004, we spent $3,500 on Phase 1 of our Antone Canyon mineral exploration project.

Corcoran Canyon Mining Corp.

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

In order to maintain the option, we must pay all annual claim and lease maintenance fees as required to keep the Corcoran Canyon Property in good standing, incur exploration expenditures of at least $50,000 on or before each of February 28, 2005 and 2006, and to carry a comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence.

We have approved a work program of approximately $130,000 to be completed by December 31, 2004. The owner is aware of this new work program and has verbally agreed to the time extension to allow Corcoran Canyon to meet its February 28, 2004, minimum exploration expenditures.

The option agreement limits us to performing limited testing on the Corcoran Canyon Property. We cannot commence mining activities on the property until the option has been exercised. We can exercise the option and acquire a 100% interest in the Corcoran Canyon Property by paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 2% NSR on the mineral claims. We can repurchase 1% of the 2% NSR by paying $1 million to the owner at any time after the granting of the 2% NSR.

Corcoran Canyon Property

The following information concerning the Corcoran Canyon Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Page - 22

Historical Background

Previous drilling between 1970 and 1990 defined a resource, the Silver Reef, estimated by Echo Bay Exploration at 1.61 million tones grading 175 g/t silver and 0.86 g/t gold (~3.1 g/t Aueq.), for approximately 9M oz silver. Approximately 100 holes were completed, largely within the exposed gold-silver resource. Drill testing has been shallow, with only 8 holes known to be deeper than 240 meters. Many gold-silver anomalies have not been drill tested and there has been no systematic district-wide geochemical sampling. Highly variable silver-gold ratios are present within the resource. This variability is not the result of weathering effects and indicates that the Corcoran Canyon Property contains both gold-rich and silver-rich mineralization. Our recent rock-chip sampling has confirmed the presence of gold mineralization with a low gold:silver ratio peripheral to the known gold:silver resource. Results include 1.47 g/t gold (9.5 ppm silver, 2970 ppm arsenic, 1.0 ppm mercury, 59 ppm antimony) 1,100 meters west of the resource and 1.7 g/t gold (9.5 ppm silver, 4030 ppm arsenic, 3.3 ppm mercury, 76 ppm antimony) 400 meters south of the resource. Previous limited shallow drilling in these two areas has intersected gold mineralization, including .89 g/t gold (2.3 g/t high) over 15 meters with 4.1 g/t silver at the first location and .75 g/t gold over 5 meters with 1.7 g/t silver at the second. This gold-rich facies also contains higher arsenic, antimony and mercury than silver-rich mineralization.

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

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Corcoran Canyon Property. As there is no source of power on the Corcoran Canyon Property, power for operations will be generated from generators. We intend to hire independent third party contractors or our own labor force to mine the property if mineralized material is discovered on the Corcoran Canyon Property.

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

Our analysis of district geology identified a new target covered by pediment alluvium (valley fill) where the mineralized trend intersects the range-front fault system 3 kilometers east of the resource area (the “New Target”). We have recently staked eighty-nine of the 130 unpatented mineral claims the New Target.

Fracture surfaces within strongly altered rock are locally coated with adularia (hydrothermal potassium feldspar), and this has not been described from the Corcoran Canyon Property previously. Similar adularia-coated fractures are characteristic of gold mineralization at Round Mountain and indicative of boiling, a process that can yield high-grade gold-silver mineralization.

Page - 23

We do not claim to have any ores or reserves whatsoever at this time on the Corcoran Canyon Property.

Proposed Exploration Program

We are planning to conduct exploration to determine what amount of minerals, if any, exist on the Corcoran Canyon Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Corcoran Canyon Property.

Our proposed exploration program consists of (1) completing a 3D analysis of mineralization and (2) designing and completing a Phase 1 drilling program to test extensions of the known resource and the New Target.

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

We have received our exploration permit from the BLM and we are applying for an exploration permit with the U.S. Forest Service, for the Corcoran Canyon Property. Our proposed budget for Phase 1 of the proposed Corcoran Canyon Property mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 14,000
Reverse Circulation drilling (6,000 feet of HQ-size core in 10 to 15 holes)	60,000
Assaying and engineering	20,000
Contingency @ 20%	16,000
Drill site preparation and reclamation	20,000

Total Proposed Budget	$ 130,000

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take from June to August 2004. The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently preparing for Phase 1 of our proposed exploration program. During the three month period ended March 31, 2004, we spent $19,000 on Phase 1 of our Corcoran Canyon mineral exploration project.

 Cimarron Mining Corp.

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

In order to maintain the option, we must pay all annual claim and lease maintenance fees required to keep the Cimarron Property in good standing, incur exploration expenditures of at least $50,000 on or before each of August 22, 2004, 2005, and 2006, and carry comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence.

Page - 24

The option agreement limits us to performing limited testing on the Cimarron Property. We cannot commence mining activities on the Cimarron Property until the option has been exercised. We can exercise the option and acquire a 100% interest in the Cimarron Property by paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 1% NSR on the mineral claims. We can repurchase one half of the 1% NSR by paying $500,000 to the owner at any time after the granting of the 1% NSR.

Cimarron Property

The following information concerning the Cimarron Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background

Previous drilling through 1997 has defined a resource of approximately 52,000 ounces gold (1.57 million tones grading 1.31 g/t Au) as calculated by Tellis Gold. Our recent sampling has confirmed the high grades, with rock-chip samples returning values to 30.2 g/t Au.

Subsequent to small-scale underground mining that ceased in the 1970’s, 6 exploration programs have been conducted in the district surrounding the Cimarron Property. The principal efforts have been by Newmont Mining (1980-1981), Gold Fields (1985), Echo Bay (1987-1988) and Romero (1995-1997). About 290 holes have been drilled, mostly within the main resource area. Gold mineralization has been intersected in drilling in each of the seven zones listed in the following table. A resource of 50,000 ounces in three zones was estimated in 1988 for the Cimarron area using about 190 drill holes and a cutoff grade of 10 feet of .015opt gold (.5 g/t over 3 meters).

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

Page - 25

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

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Cimarron Property. As there is no source of power on the Cimarron Property, power for operations will be generated from generators. We intend to hire independent third party contractors or our own labor force to mine the property if mineralized material is discovered on the Cimarron Property.

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

Examples of high-grade (+.25 opt Au, + 8.6 g/t Au) gold values in outcrops and underground workings are listed in the following table.

Area	Gold (grams/ton)	Area	Gold (grams/ton)

Cimarron	106.7	North Breccia	16.8
	21.9	San Antonio	9.5
	16.3		12.4
	9.9 (Bullion River sample)		9.6
CO8	53.5		8.6
	24	West adit	29.2
	30.2		10.1
	9.2		12.0 (Bullion River sample)
	8.9

We do not claim to have any ores or reserves whatsoever at this time on the Cimarron Property.

Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on the Cimarron Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Cimarron Property.

Our proposed exploration program consists of completing a 3-dimensional analysis of mineralization in the main resource area in order to constrain mineralization controls and identify any remaining exploration targets.

Analysis of the resource area and other parts of the district is underway, with preliminary results indicating that mineralization in the resource area is open along the strike and that additional high-grade structures have not been adequately tested. A drilling program will be outlined pending final results of the analysis.

We are applying for an exploration permit the BLM. Our proposed budget for Phase 1 of the Cimarron Property’s proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 3,350
Private land fees	2,000
Reverse Circulation drilling (2,500 feet in 4 to 5 holes)	25,000
Soil sampling and mapping	15,000
Contingency @ 20%	8,000
Drill site reclamation	10,000

Total Proposed Budget	$ 63,350

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take six weeks beginning in August 2004. The decision to extend the proposed mineral exploration program on the Cimarron Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently preparing to locate our drill targets and the direction the drill holes will take. During the three month period end March 31, 2004 we had spent $8,000 on Phase 1 of our Cimarron mineral exploration program.

Thomas Creek Mining Corp.

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

Page - 26

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

In order to keep the Thomas Creek Property in good standing, we must, until the option is exercised or expires, pay $20,000 on December 20, 2004, $25,000 on December 20, 2005, $30,000 on December 20, 2006, and $30,000 in each subsequent year, and issue 30,000 common shares of Bullion River each year from December 20, 2004, and pay all annual claim and lease maintenance fees required to keep the Thomas Creek Property in good standing.

We can exercise the option to acquire a 100% interest in the Thomas Creek Property in accordance with one of the following two exercise options; (1) granting a 3% NSR to the owner with an option to reduce this 3% NSR to a 1% NSR by paying $1.3 million for each 1% NSR repurchased, (2) granting the owner a 2.5% NSR with an option to reduce this 2.5% NSR to a 1% NSR by paying $3.25 million.

Thomas Creek Property

The following information concerning the Thomas Creek Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Historical Background
There has been no previous drilling of the Thomas Creek Property, and previous exploration sampling appears to have been minimal. Gold values from a recently collected suite of samples reached 130 ppb and mercury values reached 7.5 ppm, with locally-anomalous arsenic, thallium, antimony, silver and molybdenum.

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

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Thomas Creek Property. As there is no source of power on the Thomas Creek Property, power for operations will be generated from generators. We intend to hire independent third party contractors or our own labor force to mine the property if mineralized material is discovered on the Thomas Creek Property.

Geology and Mineralization

The Thomas Creek Property contains a north-trending, high-level epithermal vein system traceable for 3.7 kilometers along a range-front fault along the west side of Iron Blossom Mountain, a spur off of the northern Cortez Range. Rock-chip samples of banded to massive chalcedony with local bladed calcite, bladed silica-after-calcite, and pyretic zones have yielded gold values to 130 ppb gold with strongly-elevated mercury and other trace elements. Exposures of the veining occur at the edge of post-mineralization valley alluvium (pediment cover), dip west under the alluvial cover and reach maximum widths of 30 meters.

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

Page - 27

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

We do not claim to have any ores or reserves whatsoever at this time on the Thomas Creek Property.

Proposed Exploration Program

We plan to conduct exploration to determine what amount of minerals, if any, exist on the Thomas Creek Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Thomas Creek Property.

Our proposed exploration program is to (1) complete an evaluation of assay results, with follow-up sampling and mapping as needed, (2) complete a Phase 1 drilling program to test the exposed vein system at depth, test for veining beneath pediment cover to the west, (3) test for veining continuity between the individual large vein exposures, and (4) depending on the results of the first-phase drilling program, complete an appropriate geophysical survey to aid in the delineation of vein zones.

The Bureau of Land Management has approved an exploration permit, and a 7-hole drilling program has commence on April 23, 2004, aimed at testing the deeper levels of the vein system.

Our proposed budget for Phase 1 of the Thomas Creek Property’s mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 8,500
Option payment	20,000
Reverse Circulation drilling (4,000 feet in 5 to 8 holes)	40,000
Assaying, engineering, etc.	15,000
Contingency @ 20%	12,000
Drill site reclamation	6,000

Total Proposed Budget	$ 101,500

We are presently proceeding with Phase 1 of our mineral exploration program and expect it will take six weeks. The decision to extend the proposed mineral exploration program on the Thomas Creek Property to Phase 2 will be contingent upon reasonable encouragement from the results obtained in Phase 1 of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently proceeding with Phase 1 of our exploration program. During the three month period ended March 31, 2004, we spent $47,000 on Phase 1 of our mineral exploration program.

Page - 28

North Fork Mining Corp.

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

In order to keep these two options in good standing we are required to pay, per agreement, minimum royalty payments of $250 per month until July 3, 2004, $500 per month until July 3, 2005, $1,000 per month until July 3, 2006 and the greater of $5,000 per month or a 5% NSR during the fifth year. We must also make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option. At the end of the five year term, after all of the royalty payments have been made, we will have acquired a 100% undivided right, title and interest in these 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under both of the agreements.

The terms of the third North Fork option agreement for 7 unpatented claims are as follows:

The original letter option agreement dated March 4, 2003, has no term and $10,000 was payable on signing of the option agreement. This required payment was made prior to the assignment of the option to North Fork on February 18, 2004. We can acquire an undivided 100% interest in these mineral claims by paying the owner $10,000 upon completing a Stage 1 drilling and exploration program and deciding to continue with exploration, and paying the owner $70,000 upon completing a Stage 2 drilling and exploration program and deciding to continue with exploration.

North Fork Property

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

Page - 29

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the North Fork Property. As there is no source of power on the North Fork Property, power for operations will be generated from generators. We intend to hire an independent third party contractor or our own labor force to mine the property if mineralized material is discovered on the North Fork Property.

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

We do not claim to have any ores or reserves whatsoever at this time on the North Fork Property.

Proposed Exploration Program

We plan to conduct exploration to determine what amount of minerals, if any, exist on the North Fork Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the North Fork Property.

Our proposed exploration program is to (1) rehabilitate the underground access and to position drill rigs at the lower part of the decline, (2) to drill 10,000 feet of diamond drill holes from the decline, and (3) drive exploration drifts 150 meters north and 150 meters south with a decline of 14 % and with five additional diamond drill stations that would include an additional 20,000 feet.

In Phase 1, we plan to rehabilitate the underground access and to position drill rigs at the lower part of the decline. Drilling from at least three stations should intersect significant mineralization. The goal is to identify some 250,000 ounces. The following table sets out our proposed preliminary budget for Phase 1 of our proposed mineral exploration program.

BLM fees and county recording fees (2004-2005)	$ 5,000
Option payment	7,500
Decline rehabilitation	350,000
Diamond Drilling 10,000 ft @ $25/ft	250,000
Assaying, engineering, permitting etc.	50,000
Contingency @ 20%	130,000

Total estimated cost	$792,500

We have obtained the necessary permits for underground rehabilitation and exploration drilling and we have commenced an aggressive underground exploration program with offside mobilization and engineering. We expect to mobilize on site in May, 2004, to conduct the assaying from July to September 2004 and to complete the engineering and layout for Phase 2 in September 2004.

We plan to begin Phase 2 in September 2004.

Page - 30

Status of Our Exploration Program

We have commenced Phase 1 of our mineral exploration program. During the three month period ended March 31, 2004, we spent $18,000 on Phase 1 of our mineral exploration program.

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

Historical Background

There has been no gold exploration on the Painted Hills Property. During the 1970’s, several geothermal test holes were drilled during a regional geothermal exploration program. Hot springs occur about 16 kilometers to the northeast.

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

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Painted Hills Property. As there is no source of power on the Painted Hills Property, power for operations will be generated from generators. We intend to hire an independent third party contractor or our own labor force to mine the property if mineralized material is discovered on the Painted Hills Property.

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

We do not claim to have any ores or reserves whatsoever at this time on the Painted Hills Property.

Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on the Painted Hills Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Painted Hills Property.

Page - 31

Our action plan for the Painted Hills Property is to complete (1) a district rock-chip sampling and mapping, and (2) a Phase 1 drilling program to test the exposed vein system at depth, and (3) test for veining beneath pediment cover to the east.

We have planned a program of mapping, sampling and geophysical surveys, followed by a drilling campaign, which will take approximately six weeks to complete beginning in September 2004.

We are applying to the BLM for an exploration permit for the Painted Hills Property. Our proposed budget for Phase 1 of our proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 4,800
Sampling, mapping	5,000
Reverse Circulation drilling (2,500 feet in 5 to 7 holes)	25,000
Assaying, etc.	10,000
Contingency @ 20%	7,000
Drill site reclamation	5,000

Total Proposed Budget	$ 56,800

We plan to proceed with Phase 1 of our proposed mineral exploration program in September 2004 and expect it will take approximately six weeks to complete. The decision to extend the proposed mineral exploration program on the Painted Hills Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently conducting mapping and sampling on the Painted Hills Property. During the three month period ended March 31, 2004, we spent $3,000 on Phase 1 of our mineral exploration program.

Exploration Summary

After we have completed each of the above Phase 1 proposed mineral exploration programs we will immediately conduct an analysis and evaluation of the drill results to determine the feasibility of commencing the second Phase of each of the proposed mineral exploration programs on the respective properties. Phase 2 of the proposed mineral exploration program will target the property or properties that show the best drill results during Phase 1. We anticipate commencing a proposed Phase 2 mineral exploration program on one to four properties. Phase 2 of the proposed mineral exploration program is expected to cost an aggregate $1.3 to $3 million. Embarking on Phase 2 will depend not only on the drilling results obtained during Phase 1, but also on the general outlook for gold and silver prices. Bullion River may also consider a joint venture with other exploration companies.

Environmental

The Company’s exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The company conducts its exploration so as to protect the public health and environment and believes its explorations are in compliance with all applicable laws and regulations.

Inflation

We do not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Bullion River’s exploration program, expenditures and financial results are forward-looking statements.

Page - 32

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:
  Bullion River will spend the following on contractual obligations over the next eleven years; $997,500 for option payments, $200,000 for a note payable, $67,000 for consulting fees and $16,695 in lease commitments.
  Bullion River will spend between $1.3 and $3 million on Phase 2 of their exploration program.
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
  Bullion River will use the proceeds from the two million unit private placement for operating expenses, to pay its demand note payable, and that these proceeds will cover the costs of Phase 1 of each of the proposed mineral exploration programs.
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
  Bullion River will not be conducting any research and development in the near future except for the development of its website and the development of its mineral properties, if or when Bullion River locates a commercially viable source of gold or silver.
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

Page - 33

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
  Corcoran Canyon will start Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property in June 2004, follow the total proposed budget of $130,000, and take approximately two months to complete Phase 1.
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

Page - 34

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
  Thomas Creek started Phase 1 of the proposed mineral exploration program on the Thomas Creek Property in April 2004, plans to follow the total proposed budget of $101,500, and take approximately six weeks to complete Phase 1.
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
  North Fork began Phase 1 of the proposed mineral exploration program on the North Fork Property in April 2004, and plans to follow the total proposed budget of $792,500, and take approximately five months to complete Phase 1.
  North Fork plans mobilize the North Fork site in May, 2004, conduct the assaying from July to September, 2004 and to complete the engineering and layout for Phase 2 in September 2004.
  North Fork will extend its exploration on the North Fork Property to Phase 2 upon reasonably encouraging results from Phase 1 of the proposed mineral exploration program.
  North Fork plans to begin Phase 2 in September, 2004.
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

Page - 35

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

All forward-looking statements are made as of the date of filing of this Form 10-QSB and Bullion disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold and silver; not locating commercially viable reserves of gold and silver. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do no occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success. Bullion River will remain dependent upon future financing for its growth and development and for it to successfully implement its exploration program. No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to Bullion River. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate and Bullion River assumes no obligation to update any such forward-looking statements.

Bullion River may, from time to time, make oral forward-looking statements. Bullion River strongly advises that the above paragraph and the risk factors described in this quarterly report and in Bullion River’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Bullion River to materially differ from those in the oral forward-looking statements. Bullion River disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, Bullion River’s Chief Executive Officer and Chief Financial Officer believe Bullion River’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Bullion River in this report is accumulated and communicated to Bullion River’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in Bullion River’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Bullion River is not a party to any pending legal proceedings and, to the best of Bullion River’s knowledge, none of Bullion River’s assets are the subject of any pending legal proceedings.

Item 2. Changes in Securities.

During the quarter of the fiscal year covered by this report, (i) Bullion River did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Bullion River did not sell any unregistered equity securities.

Page - 36

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Bullion River. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Bullion River’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.3
Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to Bullion River Gold Corporation filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.
Filed
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
Filed
10.6
Consultant Agreement dated December 1, 2003 between Dynasty International Corporation and Jacob H. Margolis filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 37

99.1	Code of Ethics filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed

(b)   Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report, with the exception of the following:

On January 28, 2004, Bullion River filed a Form 8-K (Current Report) disclosing the assignment agreement dated January 9, 2004 between Antone Canyon Mining Corp. and Golden Spike Mining.

On March 2, 2004, Bullion River filed a Form 8-K (Current Report) disclosing the assignment agreement dated February 18, 2004 between Corcoran Canyon Mining Corp. and Golden Spike Mining.

On March 3, 2004, Bullion River filed a Form 8-K (Current Report) disclosing the assignment agreement dated February 19, 2004 between Cimarron Mining Corp. and Golden Spike Mining.

On March 8, 2004, Bullion River filed a Form 8-K (Current Report) disclosing the assignment agreement dated February 20, 2004 between Thomas Creek Mining Corp. and Golden Spike Mining.

On March 9, 2004, Bullion River filed a Form 8-K (Current Report) disclosing the assignment agreement dated February 23, 2004 between North Fork Mining Corp. and Golden Spike Mining.

Page - 38

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Bullion River Gold Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.

                   By:     /s/ Peter M. Kuhn

       Name:    Peter M. Kuhn
       Title:   Director and CEO and CFO
       Dated:   May 17, 2004

Page - 39

Exhibit 31

Page - 40

BULLION RIVER GOLD CORP.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Peter M. Kuhn, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bullion River Gold Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

Page - 41

BULLION RIVER GOLD CORP
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Peter M. Kuhn, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bullion River Gold Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 17, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer

Page - 42

Exhibit 32

Page - 43

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, President, Chief Executive Officer of Bullion River and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

May 17, 2004

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, Secretary, Treasurer, and Chief Financial Officer of Bullion River, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer

May 17, 2004

Page - 45