Form 10QSB
period 2004-06-30
BULLION RIVER GOLD CORP
filed 2004-08-16
CIK 1168458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004

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

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 13, 2004

Common Stock - $0.001 par value	25,935,004

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2004 and December 31, 2003
and for the three and six month periods ended June 30, 2004 and 2003 and for the period June 29, 2001 (date of inception) to June 30, 2004

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As At June 30, 2004 and December 31, 2003
UNAUDITED

	June 30,	December 31,
	2004	2003

ASSETS
Current Assets

Cash	$45,204	$152,926
Prepaids	62,335	83

	107,539	153,009

Fixed assets, net of $3,182 accumulated depreciation	40,159	-

TOTAL ASSETS	$147,698	$153,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accruals	$103,290	$8,144
Advance payable	-	15,428
Note payable on demand	200,000	200,000
Convertible note payable	70,000	-

TOTAL LIABILITIES	373,290	223,572

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

Share Capital
Authorized
200,000,000 common shares, $0.001 par value
Issued and outstanding
26,090,000 and 10,000,000 common shares	26,090	10,000
Additional paid in capital	1,152,560	65,000
Deficit accumulated during the exploration stage	(1,403,476)	(145,563)
Foreign currency translation adjustment	(766)	-

TOTAL STOCKHOLDERS' DEFICIT	(225,592)	(70,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147,698	$153,009

The accompanying notes are an integral part of these financial statements

Page - 3

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended		From Inception,
	June 30,		June 30,		June 29, 2001 to
	2004	2003	2004	2003	June 30, 2004

Revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES

Administrative	45,299	-	90,640	-	115,640
Consulting	56,836	-	130,675	34,480	188,650
Depreciation	2,857	-	3,182	-	3,182
Exploration	218,524	-	703,636	-	703,636
Filing Fees	16,075	560	18,483	1,815	21,057
Insurance	6,224	-	6,224	-	6,224
Interest and Bank Charges	1,182	92	2,501	332	3,280
Investor Relations and Promotion	57,043	-	91,706	-	91,706
Office	15,379	20	24,713	54	27,160
Organizational Costs	-	-	-	-	1,000
Professional	35,036	5,638	106,594	8,774	166,088
Rent	6,456	-	8,256	-	8,256
Salaries and Wages	17,371	-	32,371	-	44,871
Travel	16,191	-	32,093	-	34,767
Extinguishment of Debt	-	-	-	-	(18,880)

Total Operating Expenses	494,473	6,310	1,251,074	45,455	1,396,637

Interest Expense	(6,001)	-	(6,839)	-	(6,839)

NET LOSS FOR THE PERIOD	$(500,474)	$(6,310)	$(1,257,913)	$(45,455)	$(1,403,476)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	26,069,563	25,000,003	25,450,195	23,510,569

The accompanying notes are an integral part of these financial statements

Page - 4

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
For the periods ended June 30, 2004 and 2003 and from June 29, 2001 (Inception) to June 30, 2004
UNAUDITED

				Deficit
				Accumulated	Accumulated
	Common Stock Issued		Additional	During the	Other
	Number of		Paid in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income	Total

Balance, June 29, 2001	-	$-	$-	$-	$-	$-

Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	14,000
Net loss, for the six month period
ended, December 31, 2001	-	-	-	(1,000)	-	(1,000)

Balance, December 31, 2001	2,400,000	2,400	12,600	(1,000)	-	14,000

Net loss, for the six month period
ended, June 30, 2002	-	-	-	(7,336)	-	(7,336)

Balance, June 30, 2002	2,400,000	2,400	12,600	(8,336)	-	6,664

Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	-	20,850
Net loss, for the six month period ended,
December 31, 2002	-	-	-	(36,011)	-	(36,011)

Balance, December 31, 2002	2,608,500	2,608	33,242	(44,348)	-	(8,498)

Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	10,650
Net loss, for the six month period	-	-	-	(45,455)	-	(45,455)
ended, June 30, 2003

Balance, June 30, 2003	3,000,000	3,000	72,000	(89,803)	-	(14,803)

Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-
Net loss, for the six month period ended,
December 31, 2003	-	-	-	(55,760)	-	(55,760)

Balance, December 31, 2003	10,000,000	10,000	65,000	(145,563)	-	(70,563)

Issuance of one and one half for one common
stock dividend, January 13, 2004	15,000,000	15,000	(15,000)	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	25	28,725	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	30	34,470	-	-	34,500
Issuance of common shares for property
option payment on March 18, 2004	30,000	30	34,470	-	-	34,500
Issuance of common shares for cash,
treasury issue 144, April 15, 2004	100,000	100	99,900	-	-	100,000
Issuance of common shares for cash,
treasury issue 144, April 15, 2004	750,000	750	749,250	-	-	750,000
Issuance of common shares for cash,
Reg S, April 30, 2004	125,000	125	124,875	-	-	125,000
Issuance of common shares for
consulting fees, June 1, 2004	30,000	30	30,870	-	-	30,900
Net loss, for the six month period ended,
June 30, 2004	-	-	-	(1,257,913)	-	(1,257,913)
Foreign currency translation adjustments	-	-	-		(766)	(766)

Balance, June 30, 2004	26,090,000	$26,090	$1,152,560	$(1,403,476)	$(766)	$(225,592)

The accompanying notes are an integral part of these financial statements

Page - 5

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

			From Inception,
	Six Months Ended June 30,		June 29, 2001 to
	2004	2003	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(1,257,913)	$(45,455)	$(1,403,476)

Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation	3,182	-	3,182
Gain on extinguishment of debt	-	-	(18,880)

Changes in operating assets and liabilities:
(Increase) in prepaids	(62,252)	-	(62,335)
Increase (Decrease) in accounts payable and accruals	95,146	(7,286)	103,290

NET CASH USED IN OPERATING ACTIVITIES	(1,221,837)	(52,741)	(1,378,219)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from related parties	-	12,578	-
Common stock sold	1,103,650	39,151	1,178,650
Advance payable	(15,428)	-	18,880
Note payable	70,000	-	270,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,158,222	51,729	1,467,530

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(43,341)	-	(43,341)

Effect of exchange rate changes on cash	(766)	-	(766)

INCREASE (DECREASE) IN CASH	(107,722)	(1,012)	45,204

CASH, BEGINNING OF PERIOD	152,926	1,553

CASH, END OF PERIOD	$45,204	$541

Supplemental information:

Non-cash investing and financing activities:

Interest paid	$6,839	$-

Issuance of shares:
For finders fees	$28,750	$-
For consulting services	$65,400	$-
For exploration - option payment	$34,500	$-

The accompanying notes are an integral part of these financial statements

Page - 6

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

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
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

FIXED ASSETS

Office furniture and computer software are stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for the fixed assets is estimated as follows with no salvage value:

Furniture	5 years
Equipment	2 and 4 years
Computer Hardware	3 years
Computer Software	2 years

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

Page - 8

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. Fin 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. As of June 30, 2004, the Company is not a party to any variable interest entity. The Company does not expect that adoption of FIN No. 46 or FIN 46R will have a material effect on its financial position or results of operations.

NOTE 3 - NOTES PAYABLE

At June 30, 2004 and December 31, 2003, the Company had a note payable in the amount of $200,000. The note is dated December 19, 2003, was interest free for 90 days, bears interest at 1% per month after 90 days, is payable on demand and is unsecured. At June 30, 2004 and December 31, 2003, $6,839 and $Nil interest had been accrued.

At June 30, 2004 the Company had a note payable in the amount of $70,000. The note is dated June 24, 2004, is interest free for 90 days, bears interest at 1% per month after 90 days, is unsecured and at the option of the lender is convertible into common stock of the Company at $0.75 per share.

NOTE 4 - COMMON STOCK

On August 8, 2001, the Company sold 1,000,000 shares of its common stock at $0.001 per share for $1,000.

On December 6, 2001, the Company sold 1,400,000 shares of its common stock at $0.01 per share for $14,000.

Page - 9

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 - COMMON STOCK, continued

Between November 26 and December 16, 2002, the Company sold 208,500 shares of its common stock at $0.10 per share for $20,850.

Between January 7 and February 18, 2003, the Company sold 391,500 shares of its common stock at $0.10 per share for $39,150.

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

On March 18, 2004, the Company issued 30,000 restricted common shares to their Vice-President, Exploration as part of its commitment under the Consulting Agreement. Upon issuance of these shares the Company recorded a consulting expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 7)

On March 18, 2004, the Company issued 30,000 restricted common shares as part of its commitment under the Thomas Creek Option Agreement. Upon issuance of these shares the Company recorded exploration expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 5)

On March 18, 2004, the Company issued 25,000 restricted common shares to their Vice-President, Exploration as a finder’s fee for locating the Painted Hills property. Upon issuance of these shares the Company recorded a consulting expense of $28,750 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 5)

On April 15, 2004, the Company issued 850,000 units at a $1.00 per unit under Reg S for $850,000 cash as part of the February 6, 2004 offering for two million units.

On April 30, 2004, the Company issued 125,000 units at a $1.00 per unit under Reg S for $125,000 cash as part of the February 6, 2004 two million unit offering.

Page - 10

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 - COMMON STOCK, continued

On June 1, 2004, the Company issued 30,000 common shares to their Vice-President of Engineering as part of its commitment under the Consulting Agreement. Upon issuance of these shares the Company recorded a consulting expense of $30,900 or $1.03 per share, which was the market value of the shares on the date of issuance. (Note 7)

NOTE 5 – MINERAL PROPERTY OPTIONS

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

At June 30, 2004, the Company had spent $20,577 on exploration on the Antone property.

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
UNAUDITED

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

Corcoran Canyon Mining Corp., continued

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

The option agreement allows Corcoran to perform limited testing on the property. Corcoran cannot commence mining activities on the property until the option has been exercised. Corcoran can exercise the option and acquire a 100% interest in the property by; paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 2% NSR on the mineral claims. Corcoran can repurchase half of the 2% NSR by paying $1 million to the owner at any time after the granting of the 2% NSR.

At June 30, 2004, the Company had spent $35,274 on exploration on the Corcoran property. At June 30, 2004, the Company had not complied with the following terms of the option agreement:

(a)    to pay all claim and lease maintenence fees 90 days prior to their August 31, 2004 due date and
(b)    to spend $45,000 on exploration by February 28, 2003

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
UNAUDITED

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

As part of the purchase price the owner has assigned his option on 6 additional claims located in Nye County in the State of Nevada to Cimarron. This additional option expired on June 1, 2004.

At June 30, 2004, the Company had spent $13,073 on exploration on the Cimarron property. At June 30, 2004, the Company had not paid of all claim and lease maintenance fees due 90 days prior to their August 31, 2004 due date, as required under the option agreement.

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
UNAUDITED

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

At June 30, 2004, the Company had spent $179,378 on exploration on the Thomas Creek property. At June 30, 2004, the Company had not paid of all claim and lease maintenance fees due 60 days prior to their August 31, 2004 due date, as required under the option agreement.

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
UNAUDITED

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

North Fork Mining Corp., Continued

The original option agreements dated July 1 and 3, 2002, are for terms of 5 years. To keep these option agreements in good standing North Fork is required to make minimum royalty payments, per agreement, of $250 per month until July 3, 2004, $500 per month until July 3, 2005, $1,000 per month until July 3, 2006, the greater of $5,000 per month or a 5% NSR until July 3, 2007. North Fork is also required to make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option agreements. At the end of the five year term, after all of the royalty payments have been made, North Fork will have acquired a 100% undivided right, title and interest in 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under each agreement.

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

At June 30, 2004, the Company had spent $84,970 on exploration on the North Fork property.

Painted Hills Claims

Bullion River has a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada. (Note 4)

At June 30, 2004, the Company had spent $11,764 on exploration on the Painted Hills claims.

Washington Niagara Mining Property

On June 23, 2004, the Company entered into a letter agreement whereby they propose to acquire a 100% interest in the Washington Niagara Mining Partnership (the “partnership”) by acquiring all of the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of the Washington Niagara Mine and is comprised of the surrounding 27 unpatented mineral claims and 482 acres of patented mineral claims. The Company has paid a non-refundable deposit of $10,000. This deposit allows the Company to perform due diligence and a comprehensive feasibility audit on the property until September 31, 2004 and gives the Company the exclusive right to enter into a formal agreement to acquire the Partnership Units. Once the Company enters into a formal agreement they will be required to pay; $15,000 upon signing the agreement, $50,000 on or before June 25, 2005, $50,000 on or before August 31, 2005 and $50,000 bi-monthly payments commencing October 31, 2005, until the purchase price is paid in full. If Bullion starts production the bi-monthly payments will increase to $175,000 and will be paid until the purchase price is paid in full.

Page - 15

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 – MINERAL PROPERTY OPTIONS, continued

Washington Niagara Mining Property, Continued

At June 30, 2004, the Company had spent $1,308 on due diligence and a comprehensive feasibility audit.

Wenban Spring Property

During June 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortex Hills region of Nevada. The Company is in the process of registering these claims.

At June 30, 2004, the Company had spent $249 on the Wenban Spring property.

NOTE 6 – COMMITMENTS

Mineral Property Option Payments

The Company is committed to making the following mineral property work commitments or option payments under assumption of the option agreements:

Property	2004	2005	2006	2007	2008	2009	2010	2011
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000
Corcoran Canyon	-	$95,000	$50,000	-	-	-	-	-
Cimarron	$50,000	$50,000	$50,000	-	-	-	-	-
Thomas Creek	$20,000 & 30,000 shares	$25,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares	$30,000 & 30,000 shares
North Fork	$6,000	$18,000	$72,000	$60,000	-	-	-	-

Lease Commitment

On January 9, 2004, the Company entered into an office premises lease agreement for a one-year term commencing February 15, 2004. Payments under this agreement are $1,800 per month.

Page - 16

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 – COMMITMENTS, continued

Consulting Commitment

On March 1, 2004, the Company entered into a business consultant agreement whereby the Company has agreed to pay $5,000 per month for business consulting services until March 1, 2005.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2004, the Company paid $15,000 in wages and $25,255 in consulting fees and reimbursed $3,500 in moving costs to the President of the Company. During the year ended December 31, 2003, the Company paid $12,500 in salary to the President of the Company.

During the six month period ended June 30, 2004, the Company paid $18,750 and $2,500 in consulting fees to companies sharing a common director with the Company. At December 31, 2003, no consulting fees were paid to companies sharing a common director with the Company.

During the six month period ended June 30, 2004 the Company paid $101,901 in consulting fees and reimbursed $5,203 in moving costs, which includes the issuance of 30,000 common shares for consulting fees and 25,000 common shares as a finders fee for staking the Painted Hills Claims, to the Vice-President, Exploration. (Notes 4 and 5). During the year ended December 31, 2003, the Company paid or had payable $6,000 in consulting fees, to the Vice-President, Exploration.

During the six month period ended June 30, 2004 the Company paid $64,399 in consulting fees, which includes the issuance of 30,000 common shares, to the Vice-President of Engineering. (Note 4).

NOTE 8 – SUBSEQUENT EVENTS

On July 15, 2004, the Company issued 50,000 units at a $1.00 per unit under Reg S for $50,000 cash as part of the February 6, 2004 two million unit offering.

On July 2, 2004, Thomas Creek Mining Corp.’s option to acquire 28 unpatented mining claims in Eureka County in Nevada was terminated.

Page - 17

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BULLION RIVER GOLD CORP. AND ITS SUBSIDIARIES (C0LLECTIVELY, “BULLION” OR THE “COMPANY”) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BULLION’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

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

Expenses

Our expenses increased by $494,164 or 7931% from $6,310 for the three months ended June 30, 2003 to $500,474 for the three months ended June 30, 2004. The increase was primarily due to an increase of $45,299 in administrative fees, $56,836 in consulting fees, $2,857 in depreciation, $218,524 in exploration, $15,515 in filing fees, $6,224 in insurance, $1,090 in bank charges, $57,043 in investor relations and promotion, $15,359 in office, $29,398 in professional fees, $6,456 in rent, $17,371 in salaries and wages, $16,191 in travel and $6,001 in interest expense. The increases were due to a change in management, a change in business direction and commencing our exploration program.

Our expenses increased by $1,212,458 or 2667% from $45,455 for the six months ended June 30, 2003 to $1,257,913 for the six months ended June 30, 2004. The increase was primarily due to an increase of $90,640 in administrative fees, $96,195 in consulting fees, $3,182 in depreciation, $703,636 in exploration, $16,668 in filing fees, $ 6,224 in insurance, $2,169 in bank charges, $91,706 in investor relations and promotion, $24,659 in office, $97,820 in professional fees, $8,256 in rent, $32,371 in salaries and wages $32,093 in travel and $6,839 in interest expense. The increases were due to a change in management, change in business direction and commencing our exploration program.

Page - 18

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $45,204 and a working capital deficit of $265,751 at June 30, 2004. During the six month period ended June 30, 2004, we used $1,221,837 in cash for operating activities, primarily for an operating loss of $1,257,913, an increase in prepaid expenses of $62,252 offset by an increase in accounts payable of $95,146 and depreciation of $3,182. Cash used in operations of $1,221,837 was financed by the sale of common stock of $1,103,650 and a note payable of $70,000 offset by a decrease in advances payable of $15,428 and a $43,341 purchase of fixed assets. A decrease in working capital of $195,188 was due to a decrease in current assets of $45,470 and an increase in current liabilities of $149,718. We have accumulated a deficit of $1,403,476 since inception and have a stockholder’s deficit of $225,952. At June 30, 2004 we had no contingencies or long-term commitments except for our commitments under the option agreements.

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

Contractual Obligations

Bullion’s contractual obligations at June 30, 2004 are summarized as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Option payments	$ 771,000	$ 197,000	$ 374,000	$ 80,000	$ 120,000
Notes payable	$ 270,000	$ 270,000	-	-	-
Marketing Commitment	$ 9,136	$ 9,136	-	-	-
Consulting fees	$ 40,000	$ 30,000	$ 10,000	-	-
Lease Commitments	$ 14,730	$ 11,130	$ 3,600	-	-

Page - 19

Internal and External Sources of Liquidity

Bullion River has funded its operations primarily from the issuance of common stock and  borrowings in the form of demand notes payable.

Plan of Operation

In conjunction with our change in business direction during the first quarter of 2004, we spent a total of $386,061 on acquiring options on five properties that we plan to explore for gold and silver. The optioned properties are the; Antone Canyon property, Corcoran Canyon property, Cimarron property, Thomas Creek property and the North Fork property. We paid for these options with cash, advances payable and a short-term note payable. We also acquired the Painted Hills property by staking it ourselves and issuing 25,000 restricted common shares to Jacob Margolis, the vice-president of exploration, as a finder’s fee for locating the property. During the second quarter we acquired the Wenban Spring Property by staking it ourselves and we are presently performing due diligence and completing a comprehensive feasibility audit on the Washington Niagara Mining property to determine if we want to acquire a 100% interest in Washington Niagara Mining partnership.

The following table sets the estimated costs, commencement date and length of Phase 1 of the proposed mineral exploration programs for each of the following properties:

Property	Estimated Cost of Phase 1	Estimated Commencement Date	Estimated Length of Program
Antone Canyon	$ 123,550	August 15, 2004	Six weeks
Corcoran Canyon	133,500	September 15, 2004	Six weeks
Cimarron	64,200	November 1, 2004	Six weeks
North Fork	794,000	September 1, 2004	Five months
Painted Hills	58,700	November 15, 2004	Six weeks
Washington and Niagara	50,000	June, 2004	Three months
Wenban Spring	66,000	November 1, 2004	Two weeks
TOTAL	$ 1,289,950

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

On February 6, 2004, we approved a private placement for two million units at $1 per unit. During the six month period ended June 30, 2004, we received subscriptions for 975,000 units and cash of $975,000 from three subscribers. Subsequent to June 30, 2004 we completed private placement for 50,000 units and cash of $50,000 from one subscriber. These private placement funds have been or will be used to pay for our operating costs. We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to continue to fund our operations. The issuance of additional shares will result in dilution to existing shareholders of the Company.

We plan to continue with our exploration activities in regions containing gold or silver deposits primarily the Great Basin in the western United States and the Mother lode belt in California. We are seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. There is no assurance that we will locate any high grade and large tonnage or locate projects that contain the potential for mineralization concealed under post-mineral cover.

Page - 20

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

Geology and Mineralization

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

Page - 21

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

We are in the process of extending the former exploration permit on the Antone Canyon Property. Our proposed budget for Phase 1 of the proposed Antone Canyon Property mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 8,250
Option payment	40,000
Diamond drilling (2,500 feet of HQ-size core in 4 to 5 holes)	50,000
Assaying and engineering	10,000
Contingency @ 20%	12,000
Drill site reclamation	3,300

Total Proposed Budget	$ 123,550

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take from August 15th to September 30, 2004, weather permitting. The decision to extend the proposed mineral exploration program on the Antone Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

During the six month period ended June 30, 2004, we spent $9,900 on Phase 1 of our Antone Canyon mineral exploration project on evaluating existing data, which has been incorporated into a 3D model. The 3D model has been prepared to assist us in identifying the drill targets

Corcoran Canyon Mining Corp.

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

Page - 22

The original option agreement dated February 28, 2003, is for a term of 3 years and expires on February 28, 2006. All required payments under the original option agreement were made prior to the assignment of the option except for approximately $45,000 in exploration and development expenditures that were required to be spent on the property by February 28, 2004. The required payments under the option agreement were; $2,000 on execution of the option agreement, reimbursement of claim and lease maintenance fees to the owner of $4,354 and expenditures on the Corcoran Canyon Property of at least $50,000.

In order to maintain the option, we must pay all annual claim and lease maintenance fees as required to keep the Corcoran Canyon Property in good standing, incur exploration expenditures of at least $50,000 on or before each of February 28, 2005 and 2006, and to carry a comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence.

We have approved a work program of approximately $133,500 to be completed by October 31, 2004. The owner is aware of this new work program and has verbally agreed to the time extension to allow Corcoran Canyon to meet its February 28, 2004, minimum exploration expenditures.

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

Our proposed exploration program consists of designing and completing a Phase 1 drilling program to test extensions of the known resource and the New Target.

The 3-dimensional analysis of the silver-gold resource has been completed. Preliminary work indicates potential for additional mineralization down dip and to the west, northwest, and possibly northeast of the resource, and these extensions include areas concealed by alluvium and post-mineral volcanics. Additional targets are expected to be developed through continued analysis of the volcanic stratigraphy, structure and district alteration and mineralization patterns.

We have received our exploration permits from the BLM and the U.S. Forest Service, for the Corcoran Canyon Property. Our proposed budget for Phase 1 of the proposed Corcoran Canyon Property mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 17,500
Reverse Circulation drilling (6,000 feet of HQ-size core in 10 to 15 holes)	60,000
Assaying and engineering	20,000
Contingency @ 20%	16,000
Drill site preparation and reclamation	20,000

Total Proposed Budget	$ 133,500

Page - 23

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take from September 15th to October 31, 2004. The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently preparing for Phase 1 of our proposed exploration program. During the six month period ended June 30, 2004, we spent $27,500 on Phase 1 of our Corcoran Canyon mineral exploration project. The owner of the option has verbally agreed to allow us to pay the BLM and the County fees prior to the due date of August 31st instead of 60 days prior to the due date, as required under the option agreement.

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

Page - 24

We have completed our 3-dimensional analysis of mineralization in the main resource area the data collected has been evaluated and incorporated into a 3D model. This 3D model has been prepared to assist us in identifying the drill targets.

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

We are applying for an exploration permit the BLM. Our proposed budget for Phase 1 of the Cimarron Property’s proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 4,200
Private land fees	2,000
Reverse Circulation drilling (2,500 feet in 4 to 5 holes)	25,000
Soil sampling and mapping	15,000
Contingency @ 20%	8,000
Drill site reclamation	10,000

Total Proposed Budget	$ 64,200

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take six weeks beginning in November 1, 2004. The decision to extend the proposed mineral exploration program on the Cimarron Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently preparing to locate our drill targets and the direction the drill holes will take. During the six month period ended June 30, 2004 we had spent $10,000 on Phase 1 of our Cimarron mineral exploration program. The owner of the option has verbally agreed to allow us to pay the BLM and the County fees prior to the due date of August 31st instead of 60 days prior to the due date, as required under the option agreement.

The option on six of the claims expired June 30, 2004, we are currently in negotiations with the optionor to renew the option on those claims.

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

The option to acquire the Thomas Creek claims has been terminated.

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

Page - 25

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

Page - 26

BLM fees and county recording fees (2004-2005)	$ 8,000
Option payment	6,000
Decline rehabilitation	350,000
Diamond Drilling 10,000 ft @ $25/ft	250,000
Assaying, engineering, permitting etc.	50,000
Contingency @ 20%	130,000

Total estimated cost	$ 794,000

Page - 27

We have obtained the necessary permits for underground rehabilitation and exploration drilling and we have commenced an aggressive underground exploration program with offside mobilization and engineering. We expect to mobilize on site in September 1, 2004, to conduct the assaying from November 2004 to January 2005 and to complete the engineering and layout for Phase 2 in January 2005.

We plan to begin Phase 2 in February 2005.

Status of Our Exploration Program

We have commenced Phase 1 of our mineral exploration program. During the six month period ended June 30, 2004, we spent $70,500 on Phase 1 of our mineral exploration program.

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

We are applying to the BLM for an exploration permit for the Painted Hills Property. Our proposed budget for Phase 1 of our proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 6,700
Sampling, mapping	5,000
Reverse Circulation drilling (2,500 feet in 5 to 7 holes)	25,000
Assaying, etc.	10,000
Contingency @ 20%	7,000
Drill site reclamation	5,000

Total Proposed Budget	$ 58,700

Page - 28

We plan to proceed with Phase 1 of our proposed mineral exploration program in November 15, 2004 and expect it will take approximately six weeks to complete. The decision to extend the proposed mineral exploration program on the Painted Hills Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently conducting mapping and sampling on the Painted Hills Property. During the six month period ended June 30, 2004, we spent $12,000 on Phase 1 of our mineral exploration program.

Washington Niagara Mine Letter Agreement

On June 23, 2004, the Company entered into a letter agreement, whereby it proposes to acquire a 100% interest in the Washington Niagara Mining Partnership (the “partnership”) by acquiring all of the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of the Washington Niagara Mine and is comprised of the surrounding 27 unpatented mineral claims and 482 acres of patented mineral claims. The Company has paid a non-refundable deposit of $10,000 which allows the Company until September 31, 2004 to complete their due diligence on the property and the exclusive right to enter into a formal agreement to acquire the Partnership Units. Once the Company enters into a formal agreement it will be required to pay; $15,000 upon signing the agreement, $50,000 on or before June 25, 2005, $50,000 on or before August 31, 2005 and $50,000 bi-monthly payments commencing October 31, 2005, until the purchase price is paid in full. If Bullion starts production the bi-monthly payments will increase to $175,000 and will be paid until the purchase price is paid in full.

Washington Niagara Property

The Washington Niagara property consists of 1,022 acres, of which 482 acres are patented land. The project includes a mill that operated as recently as 2002, consisting of a gravity and flotation circuit as well as a furnace for producing ore.

The Washington Niagara property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California. The province has produced at least 7 million ounces of gold from placer and mesothermal quartz vein deposits broadly similar to vein districts of the Mother Lode region in east-central California. French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.50 opt and commonly above 1.0 opt. The district comprises a number of past-producing vein mines along an easterly-trending belt 1.5 miles wide and 10 miles long, with veins producing gold through a vertical range of 3,400 feet.

At the Washington mine, a series of at least six steeply dipping, east-trending gold-bearing quartz veins occur across a width of at least 800 feet and a strike length of at least 1,000 feet. Mineralization has been mined over a vertical range of only 500 feet along ore shoots, which rake moderately west (approximately 45 degrees), but mineralization remains open at depth and along strike. Coarse visible gold is common.

The Niagara mine workings, about 1 mile west of Washington, are at present inaccessible. The mine consisted of 10 levels that exploited veins similar to those at Washington, with production over 500 feet vertically and along 1,200 feet of strike.

Page - 29

The property has produced at least 200,000 ounces of gold, but production records are incomplete. Mining and gold production on the Washington veins commenced in 1852, the first bedrock gold mine in the province and continued intermittently through 2001. High-grade mineralization mined in recent years has included one small zone on the Lucky-7 vein, which yielded about 8,800 tons grading 1.13 opt Au in the mid 1990’s. However, there has been very limited exploration drilling from surface and underground. Recent intensive underground sampling across veins has returned high grades, including 5.0 feet (1.5m) grading 6.59 opt Au (192.21 g/t) from the Lucky-7 vein on the 2630 level.

We do not own a plant or any equipment and there is no equipment on the Washington Niagara property.

We do not claim to have any ores or reserves whatsoever at this time on the Washington Niagara property.

Proposed Exploration Program

Bullion plans to complete a comprehensive feasibility audit over the next three months. The audit will evaluate the viability of the mine’s permits, mill facilities and underground conditions. It will also allow for development of a mine engineering plan and estimations of capital requirements and future operational costs. Furthermore, the geology and mineralization will be evaluated and a three-dimensional model of underground workings and veins will be created. With this information Bullion will develop exploration strategies and various production scenarios.

Our proposed budget for our due diligence and comprehensive feasibility audit on the Washington Niagara property is as follows:

Evaluation of permits	$ 10,000
Evaluation of mill facilities	6,500
Evaluation of underground conditions	3,500
Development of mine engineering plan	5,000
Evaluation of geology and mineralization	7,500
Creation of three-dimensional model of underground workings and veins	10,000
Contingency @ 20%	7,500

Total Proposed Budget	$ 50,000

The above due diligence and comprehensive feasibility audit began in June and is expected to take approximately 90 days. The decision to enter into a formal agreement to acquire the partnership units will be contingent upon reasonable encouragement from the results of our due diligence. If the results are encouraging and we decide to enter into a formal agreement the costs associated with commencing a mineral exploration program on the Washington Niagara property will be significantly more than the costs set forth above.

Status of Proposed Due Diligence Program

During the six month period ended June 30, 2004, we spent $1,500 on due diligence and a comprehensive feasibility audit.

Wenban Spring Property

During June 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortex Hills region of Nevada.

Page - 30

Wenban Spring lies along the west side of the northwest-trending Battle Mountain – Eureka Mineral Belt, which contains a number of productive, bulk-mineable, sediment-hosted and volcanic-hosted gold deposits, including Pipeline (+11 Moz Au), Cortez Hills, Cortex, Tonkin Springs, Horse Canyon, Gold Bar, Ruby Hill, Toiyabe and Buckhorn.

Location

The Wenban Spring Property covers approximately 7.25 square miles (19 sq km) southwest of the Cortez Hills gold deposit (+5 Moz gold @ - 4.4 g/t Au) controlled by the Cortez Joint Venture (“CJV”). The property directly adjoins claims held by the CJV and lies within 6 miles (9.6 km) southwest of the Cortez Hills deposit. Placer Dome Inc. (NYSE, TSX, ASX: PDG) is operator and 60% owner of the CJV, with Kennecott Minerals Company (subsidiary of Rio Tinto plc) owning 40%. Cortex Hills is a world-class, bulk-mineable Carlin-type gold system discovered in 2002. It is covered by post-mineralization alluvium at the north end of Grass Valley. Wenban Spring is on the west edge of the same valley. Four miles (6 km) southwest of Wenban Spring is the Toiyabe Carlin-type gold deposit, which produced about 90,000 ounces of gold from an open pit operation from 1987 to 1993.

Project Geology

Regional structural analysis and project-scale geologic data indicate that a north-northwest trending range-front fault zone passes through the property. Fault systems of this orientation are the dominant control to gold deposits in the Cortez region, both Carlin-type sediment-hosted and volcanic-hosted epithermal systems. South of the property, the range-front orientation has a northeast trend that is the more typical range-front orientation. The switch to this north-northwest trend creates an embayment in the northern Toiyabe Range in the project area in which post-mineral alluvial cover may be thin. Rocks exposed in the range on the wet side of the structure are upper-plate siliciclastic rocks which overlie potentially productive carbonate units like those that host the Toiabe and Cortez Hills gold deposits. Preliminary field work has identified an altered northwest-trending dike on the property. The altered dike is a further indication that the northwest fault zone is significant, deeply tapping and potentially mineralized.

Intersecting the northwest fault on the north side of the property is a regional east-trending fault separating the upper-plate rocks to the south from Tertiary volcanic rocks to the north. The volcanics (Caetano Tuff, 35 Ma) are syn- to post-mineralization with respect to the Carlin-type gold systems, and are older than the productive volcanic-hosted systems in the region (e.g., Buckhorn). The intersection of the two structures under alluvial cover is considered a favorable setting for mineralization.

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Wenban Spring property.

We do not claim to have any ores or reserves whatsoever at this time on the Wenban Spring property.

Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on the Wenban Spring property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Wenban Spring property.

Our action plan for the Wenban Spring property is to complete geologic mapping and sampling and a geophysical survey over the alluvial-covered area.

We have planned a program of geologic mapping and sampling and a geophysical survey.

Our proposed budget for Phase 1 of our proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 25,000
Sampling, mapping	10,000
Geophysics	20,000

Contingency @ 20%	11,000
Total Proposed Budget $ 66,000

Page - 31

We plan to proceed with Phase 1 of our proposed mineral exploration program in November 2004 and expect it will take approximately 2 weeks to complete. The decision to extend the proposed mineral exploration program on the Wenban Spring property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently conducting mapping and sampling on the Wenban Spring property. During the six month period ended June 30, 2004, we spent $250 on Phase 1 of our mineral exploration program.

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

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Bullion River’s exploration program, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:
  Significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver.
  Bullion River will spend the following on contractual obligations over the next eleven years; $771,000 for option payments, $270,000 for a note payable, $9,136 for marketing commitment, $40,000 for consulting fees and $14,730 in lease commitments.
  Bullion River will spend between $1.3 and $3 million on Phase 2 of their exploration program.
  Bullion River plans to explore for gold and silver.
  Bullion River will complete due diligence and a comprehensive feasibility audit on the Washington Niagara mining partnership.
  Bullion River will follow the $1,289,950 budget for phase 1 exploration.
  Bullion River will immediately conduct an analysis and evaluation of drill results to determine the feasibility of commencing a Phase 2 drill program.

Page - 32

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
  Bullion River will use the proceeds from the two million unit private placement for operating expenses.
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
  Antone Canyon will conduct exploration to determine what amount of minerals, if any, exist on the Antone Canyon Property and if any minerals that are found can be economically extracted and profitably processed.
  Antone Canyon will drill test to cross mineralization at an appropriate angle, to assess true widths and multiple parallel mineralized zones.
  Antone Canyon will complete Phase 1 of the proposed mineral exploration program on the Antone Canyon Property to test mineralization at deeper levels and along strike.
  During Phase 1 of the proposed mineral exploration program on the Antone Canyon Property, Antone Canyon will complete (1) an evaluation of structural controls to mineralization, (2) a phase-1 drilling program to test mineralization at deeper levels along the strike, and (3) complete a district-scale surface evaluation to identify additional targets.
  Antone Canyon will extend the former exploration permit on the Antone Canyon Property.
  Antone Canyon will begin Phase 1 of the proposed mineral exploration program on the Antone Canyon Property in August 15, 2004, follow its total proposed budget of $123,550, and take approximately 6 weeks to complete Phase 1.
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

Page - 33

  Corcoran Canyon will conduct exploration to determine what amount of minerals, if any, exist on the Corcoran Canyon Property and if any minerals that are found can be economically extracted and profitably processed.
  Corcoran Canyon will design and complete Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property drilling to test extensions of known resource and the new target.
  Corcoran Canyon will develop additional targets through continued analysis of the volcanic stratigraphy, structure and district alteration and mineralization patterns.
  Corcoran Canyon will start Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property on September 15, 2004, follow the total proposed budget of $133,500, and take approximately 6 weeks to complete Phase 1.
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
  Corcoran Canyon will follow the verbal agreement with the optionor for paying the BLM and county fees for the Corcoran Canyon property.
  Cimarron will explore to determine what amount of minerals, if any, exist on the Cimarron Property and if any minerals are found can be economically extracted and profitably processed.
  Cimarron will identify drill targets using their 3D model.
  Cimarron will conduct further analysis of the resource area and other parts of the district to ensure adequate testing for mineralization, and if results are positive Cimarron will outline a drilling program.
  Cimarron will begin Phase 1 of the proposed mineral exploration program on the Cimarron Property November 1, 2004, follow the total proposed budget of $64,200, and take approximately six weeks to complete Phase 1.
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
  Cimarron will locate their drill targets and the direction the drill holes will take.
  Cimarron will follow the verbal agreement with the optionor for paying the BLM and county fees for the Cimarron property.
  Cimarron will renew the option on the six claims that expired June 30, 2004
  North Fork will conduct exploration to determine what amount of minerals, if any, exist on the North Fork Property and if any minerals that are found can be economically extracted and profitably processed.
  The exploration program will (1) rehabilitate the underground access and to position drill rigs at the lower part of the decline, (2) drill 10,000 feet of diamond drill holes from the decline, and (3) drive exploration drifts 150 meters north and 150 meters south with a decline of 14% and with five additional diamond drill stations that would include an additional 20,000 feet.
  During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork will rehabilitate the underground access and position drill rigs at the lower part of the decline.

Page - 34

  During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork will be drilling from at lease three stations, which should intersect significant mineralization.
  North Fork Phase 1 of the proposed mineral exploration program on the North Fork Property plans to follow the total proposed budget of $794,000.
  During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork expects to identify some 250,000 ounces of gold.
  North Fork plans to mobilize the North Fork site in September, 2004, conduct the assaying from November to January, 2005 and to complete the engineering and layout for Phase 2 in January 2005.
  North Fork plans to begin Phase 2 in February 2005.
  Bullion River will complete exploration to determine what minerals, if any, exist on the Painted Hills Property and if any minerals can be economically extracted and profitably processed.
  During Phase 1 of the proposed mineral exploration program on the Painted Hills Property, Bullion River will complete (1) district rock-chip sampling and mapping and, (2) a phase 1 drilling program to test the exposed vein system at depth
  Bullion River will complete Phase 1 of the proposed mineral exploration program on the Painted Hills Property to test the exposed vein system at depth and test for veining beneath pediment cover to the east.
  Bullion River will complete mapping, sampling and geophysical surveys, followed by a drilling campaign, on the Painted Hills property which will take six weeks to complete beginning in September 2004.
  Bullion River will obtain a BLM exploration permit for the Painted Hills property.
  Bullion River will begin Phase 1 of the proposed mineral exploration program on the Painted Hills Property in November 15, 2004, follow the total proposed budget of $58,700, and take approximately six weeks to complete Phase 1.
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
  Bullion River will complete a comprehensive feasibility audit of Washington Niagara over the next three months evaluating the viability of the mine’s permits, mill facilities and underground conditions.
  Bullion River will develop a mine engineering plan and estimate capital requirements and future operational costs for the Washington Niagara property.
  Bullion River will evaluate geology and mineralization and create a three-dimensional model of underground workings and veins of the Washington Niagara Property.
  Bullion River will develop exploration strategies and various production scenarios for the Washington Niagara Property.
  Bullion River’s proposed feasibility audit of Washington Niagara will follow the proposed budget of $50,000 and take approximately 90 days.
  Bullion River will enter a formal agreement to acquire the partnership units of Washington Niagara upon reasonable encouragement from the results of our due diligence.
  Bullion River’s costs to commence a mineral exploration program on the Washington Niagara property will be significantly more than the cost of the feasibility audit.
  Bullion River will conduct exploration to determine what amount of minerals, if any, exist on the Wenban Spring property and if minerals that are found can be economically extracted and profitably processed.
  Bullion River will complete geologic mapping and sampling and a geophysical survey on the Wenban Springs property.
  Bullion River will follow its plan to conduct geologic mapping and sampling and a geophysical survey over the alluvial-covered area on the Wenban Springs property.
  Bullion River will begin the proposed exploration program on the Wenban Springs property in November 2004, will take two weeks to complete program and will follow the $66,000 proposed budget.

Page - 35

  Bullion River will extend the proposed exploration program on the Wenban Springs property to Phase 2 upon reasonably encouraging results from the Phase 1 of the proposed mineral exploration program.
  If results of Phase 1 of the proposed mineral exploration program on the Wenban Springs Property are positive, Bullion River will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Bullion River identifies commercially viable reserves.
  The costs for subsequent programs on the Wenban Springs Property will be significantly more than the total proposed budgeted costs for Phase 1.
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

Page - 36

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

Page - 37

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

(b)   Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report, with the exception of the following:

On April 14, 2004, Bullion River filed a Form 8-K (Current Report) disclosing the change in Bullion River’s certifying accountant.

Page - 38

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Bullion River Gold Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.

                   By:  /s/ Peter M. Kuhn

       Name:    Peter M. Kuhn
       Title:   Director and CEO and CFO
       Dated:   August 16, 2004

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

Date: August 16, 2004

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

Date: August 16, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer

Page - 42

Exhibit 32

Page - 43

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, President, Chief Executive Officer of Bullion River and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer
August 16, 2004

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, Secretary, Treasurer, and Chief Financial Officer of Bullion River, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer
August 16, 2004

Page - 45