Form 10QSB
period 2004-09-30
BULLION RIVER GOLD CORP
filed 2004-11-16
CIK 1168458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004

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
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at November 12, 2004
Common Stock - $0.001 par value	27,433,333

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2004 and December 31, 2003
and for the three and nine month periods ended September 30, 2004 and 2003 and for the period June 29, 2001 (date of inception) to September 30, 2004

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As At September 30, 2004 and December 31, 2003
UNAUDITED

	September 30,	December 31,
	2004	2003

ASSETS

Current Assets

Cash	$271,778	$152,926
Prepaids	68,790	83
	340,568	153,009

Fixed assets, net of $6,020 accumulated depreciation	37,071	-

TOTAL ASSETS	$377,639	$153,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accruals	$63,501	$8,144
Advance payable	-	15,428
Note payable	-	200,000

TOTAL LIABILITIES	63,501	223,572

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Share Capital
Authorized
200,000,000 common shares, $0.001 par value
Issued and outstanding or subscribed
27,433,333 and 10,000,000 common shares	27,433	10,000
Additional paid in capital	2,221,217	65,000
Deficit accumulated during the exploration stage	(1,933,630)	(145,563)
Foreign currency translation adjustment	(882)	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	314,138	(70,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$377,639	$153,009

The accompanying notes are an integral part of these financial statements

Page - 3

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Nine Months		From Inception,
	Ended September 30,		Ended September 30,		June 29, 2001 to
	2004	2003	2004	2003	September 30, 2004

Revenue	$-	$-	$-	$-	$-

Expenses

Administrative	45,311	-	135,951	-	160,951
Consulting	33,246	-	163,921	34,480	221,896
Depreciation	2,838	-	6,020	-	6,020
Exploration	322,877	-	1,026,513	-	1,026,513
Filing Fees	320	185	18,803	2,000	21,377
Insurance	9,465	-	15,689	-	15,689
Interest and Bank Charges	1,239	67	3,740	399	4,519
Investor Relations and Promotion	45,025	-	136,731	-	136,731
Office	6,634	38	31,347	92	33,794
Organizational Costs		-	-	-	1,000
Professional	24,575	4,557	131,169	13,331	190,663
Rent	5,601	-	13,857	-	13,857
Salaries and Wages	15,053	-	47,424	-	59,924
Travel	24,809	-	56,902	-	59,576
Extinguishment of Debt	(6,839)	-	(6,839)	-	(25,719)

Total Operating expenses	530,154	4,847	1,781,228	50,302	1,926,791

Interest Expense	-	-	(6,839)	-	(6,839)

NET LOSS/COMPREHENSIVE LOSS FOR THE PERIOD	$(530,154)	$(4,847)	$(1,788,067)	$(50,302)	$(1,933,630)

BASIC AND DILUTED	($0.02)	($0.01)	($0.07)	($0.01)
LOSS PER SHARE

WEIGHTED AVERAGE	26,159,423	25,000,003	25,483,577	24,012,503
SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements

Page - 4

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the periods ended September 30, 2004, 2003, and 2002 and from June 29, 2001 (Inception) to September 30, 2004
UNAUDITED

				Deficit
				Accumulated	Accumulated
	Common Stock Issued		Additional	During the	Other
	Number of		Paid in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income	Total
Balance, June 29, 2001	-	$-	$-	$-	$-	$-
Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	14,000
Net loss, for the six month period
ended, December 31, 2001	-	-	-	(1,000)	-	(1,000)
Balance, December 31, 2001	2,400,000	2,400	12,600	(1,000)	-	14,000
Net loss, for the nine month period
ended, September 30, 2002	-	-	-	(21,986)	-	(21,986)
Balance, September 30, 2002	2,400,000	2,400	12,600	(22,986)	-	(7,986)
Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	-	20,850
Net loss, for the three month period ended,
December 31, 2002	-	-	-	(21,362)	-	(21,362)
Balance, December 31, 2002	2,608,500	2,608	33,242	(44,348)	-	(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	10,650
Net loss, for the nine month period	-	-	-	(50,302)	-	(50,302)
ended, September 30, 2003
Balance, September 30, 2003	3,000,000	3,000	72,000	(94,650)	-	(19,650)
Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-
Net loss, for the three month period ended,
December 31, 2003	-	-	-	(50,913)	-	(50,913)
Balance, December 31, 2003	10,000,000	10,000	65,000	(145,563)	-	(70,563)
Issuance of one and one half for one common
stock dividend, January 13, 2004	15,000,000	15,000	(15,000)	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	25	28,725	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	30	34,470	-	-	34,500
Issuance of common shares for property
option payment, March 18, 2004	30,000	30	34,470	-	-	34,500
Issuance of common shares for cash,
treasury issue 144, April 15, 2004	100,000	100	99,900	-	-	100,000
Issuance of common shares for cash,
treasury issue 144, April 15, 2004	750,000	750	749,250	-	-	750,000
Issuance of common shares for cash,
Reg S, April 30, 2004	125,000	125	124,875	-	-	125,000
Issuance of common shares for
consulting fees, June 1, 2004	30,000	30	30,870	-	-	30,900
Issuance of common shares for cash,
Reg S, July 15, 2004	50,000	50	49,950	-	-	50,000
Issuance of common shares for debt,
Reg S, September 16, 2004	200,000	200	199,800	-	-	200,000
Issuance of common shares for debt,
Reg S, September 21, 2004	93,333	93	69,907	-	-	70,000
Issuance of common shares for cash,
Reg S, September 22, 2004	200,000	200	149,800	-	-	150,000
Issuance of common shares for cash,
Reg S, September 29, 2004	333,333	333	249,667	-	-	250,000
Issuance of common shares for cash,
Reg S, September 29, 2004	466,667	467	349,533	-	-	350,000
Net Loss, for the nine month period ended,
September 30, 2004	-	-	-	(1,788,067)	-	(1,788,067)
Foreign currency translation adjustments	-	-	-	-	(882)	(882)
	27,433,333	$27,433	$2,221,217	$(1,933,630)	$(882)	$314,138

The accompanying notes are an integral part of these financial statements

Page - 5

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

			From Inception,
	Nine Months Ended September 30,		June 29, 2001 to
	2004	2003	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(1,788,067)	$(50,302)	$(1,933,630)

Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation	6,020	-	6,020
Gain on extinguishment of debt	(6,839)	-	(25,719)
Common stock issued for services and related expense	128,650	-	128,650

Changes in operating assets and liabilities:
(Increase) in prepaids	(68,707)	-	(68,790)
Increase (Decrease) in accounts payable and accruals	62,196	(8,779)	70,340

NET CASH USED IN OPERATING ACTIVITIES	(1,666,747)	(59,081)	(1,823,129)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(43,091)	-	(43,091)

NET CASH USED IN INVESTING ACTIVITIES	(43,091)	-	(43,091)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from related parties	-	18,880	18,880
Common stock sold or subscribed	1,775,000	39,151	1,850,000
Advance payable	(15,428)	-	-
Note payable	70,000	-	270,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,829,572	58,031	2,138,880

Effect of exchange rate changes on cash	(882)	-	(882)

INCREASE (DECREASE) IN CASH	118,852	(1,050)	271,778

CASH, BEGINNING OF PERIOD	152,926	1,553

CASH, END OF PERIOD	$271,778	$503

Supplemental information:

Cash paid during the period for:
Interest	$-	$-

Non-cash financing activities:
Issuance of shares:
For finders fees	$28,750	$-
For consulting services	$65,400	$-
For exploration - option payment	$34,500	$-
For notes payable	$270,000	$-

The accompanying notes are an integral part of these financial statements

Page - 6

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

The Bullion River Gold Corp. (the "Company") was incorporated on June 29, 2001, under the laws of the State of Nevada, as Dynasty International Corporation. On December 9, 2003, the Company changed its name to Bullion River Gold Corp. The Company's principal executive offices are in Reno, Nevada.

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.). All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003. On September 30, 2004 the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corp. which was incorporated in the State of Nevada on September 30, 2004.

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

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

Page - 7

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

FIXED ASSETS

Office furniture, equipment, computer hardware, and computer software are stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for the fixed assets is estimated as follows with no salvage value:

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

Page - 8

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force ("EITF") formed a committee to evaluate certain mining industry accounting issues, including issues arising from the application of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to business combinations within the mining industry, accounting for goodwill and other intangibles and capitalization of costs after the commencement of production, including deferred stripping. The issues to be discussed also include whether mineral interests conveyed by options or leases represent tangible or intangible assets and the amortization of such assets. The Company believes that its accounting for its mineral interests conveyed by options is in accordance with generally accepted accounting principles. However, the Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities. Fin 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. As of September 30, 2004, the Company is not a party to any variable interest entity. The Company does not expect that adoption of FIN No. 46 or FIN 46R will have a material effect on its financial position or results of operations.

NOTE 3 - NOTES PAYABLE

At September 30, 2004 and December 31, 2003, the Company had a note payable in the amount of $Nil and $200,000. The note dated December 19, 2003, was interest free for 90 days, bore interest at 1% per month after 90 days, was payable on demand and was unsecured. During the period ended September 30, 2004, the note was converted into 200,000 common shares of the Company at $1 per share and all accrued interest was forgiven on the date of the conversion. (Note 4)

During the period ended September 30, 2004, the Company issued a note payable in the amount of $70,000. During the same period the Company converted this note payable into common stock of the Company at $0.75 per share. (Note 4)

Page - 9

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 - COMMON STOCK

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

On March 18, 2004, the Company issued 30,000 restricted common shares to their Vice-President, Exploration as part of its commitment under the Consulting Agreement. Upon issuance of these shares the Company recorded a consulting expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 7)

On March 18, 2004, the Company issued 30,000 restricted common shares as part of its commitment under the Thomas Creek Option Agreement. Upon issuance of these shares the Company recorded exploration expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 5)

On March 18, 2004, the Company issued 25,000 restricted common shares to their Vice-President, Exploration as a finder’s fee for locating the Painted Hills property. Upon issuance of these shares the Company recorded a consulting expense of $28,750 or $1.15 per share, which was the market value of the shares on the date of issuance. (Notes 5 and 7)

On April 15, 2004, the Company issued 850,000 units at a $1.00 per unit under Reg S for $850,000 cash as part of the February 6, 2004 offering for two million units.

Page - 10

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 - COMMON STOCK, continued

On April 30, 2004, the Company issued 125,000 units at a $1.00 per unit under Reg S for $125,000 cash as part of the February 6, 2004 offering for two million units.

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

On September 8, 2004, the Company authorized an offering of five million units at $0.75 per unit. Each unit consists of one restricted common share and one restricted share purchase warrant. Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $1.00 for a period of two years.

On September 16, 2004, the Company issued 200,000 units at $1.00 per unit under Reg S as payment in full of a $200,000 note payable as part of the February 6, 2004 offering for two million units. (Note 3)

On September 21, 2004, the Company issued 93,333 units at $0.75 per unit under Reg S as payment in full of a $70,000 note payable as part of the September 8, 2004 offering for five million units. (Note 3)

On September 22, 2004, the Company issued 200,000 units at $0.75 per unit under Reg S for $150,000 cash as part of the September 8, 2004 offering for five million units.

On September 29, 2004, the Company issued 333,333 units at $0.75 per unit under Reg S for $250,000 cash as part of the September 8, 2004 offering for five million units.

On September 29, 2004, the Company issued 466,667 units at $0.75 per unit under Reg S for $350,000 cash as part of the September 8, 2004 offering for five million units.

NOTE 5 - MINERAL PROPERTY OPTIONS

Antone Canyon Mining Corp.

On January 9, 2004, Bullion's wholly owned subsidiary Antone Canyon Mining Corp. ("Antone") was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $146,142.

Page - 11

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 - MINERAL PROPERTY OPTIONS continued

Antone Canyon Mining Corp., continued

At January 9, 2004, all required payments under the option agreement, dated December 12, 2002, had been made and the owner of the mineral claims consented to the assignment of the option agreement to Antone. The required payments were; $20,000 in options payments on each of December 12, 2002 and 2003 and expenditures on the property in excess of $90,000.

The option agreement is for a term of ten years and expires on December 11, 2012. In order to maintain the option in good standing Antone is required to pay the owner annual payments of $40,000 on or before December 12, commencing December 12, 2004, until the option expires or until Antone exercises the option in accordance with one of the following three exercise options, which are; payment to the owner of (1) $4,000,000, (2) $400,000 plus a 3% net smelter royalty ("NSR") return granted to the owner, or (3) $2,500,000 plus a 1% NSR granted to the owner.

At September 30, 2004, the Company had spent $51,253 on exploration on the Antone property.

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

At February 16, 2004, the owner of the mineral claims consented to the assignment of the option agreement to Corcoran and all required payments under the original option agreement, dated February 28, 2003, have been made. The required payments under the option agreement were; $2,000 paid to the owner on execution of the agreement, reimbursement of claim and lease maintenance fees to the owner of $4,454 and expenditures on the property in excess of $50,000.

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

Page - 12

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 - MINERAL PROPERTY OPTIONS, continued

Corcoran Canyon Mining Corp., continued

At September 30, 2004, the Company had spent $65,275 on exploration on the Corcoran property. At September 30, 2004, the Company had complied with the terms of the option agreement.

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

The option agreement allows Cimarron to perform limited testing on the property. Cimarron cannot commence mining activities on the property until the option has been exercised. Cimarron can exercise the option and acquire a 100% interest in the property by; paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 1% NSR on the mineral claims. Cimarron can repurchase half of the 1% NSR by paying $500,000 to the owner at any time after the granting of the 1% NSR.

As part of the purchase price the owner has assigned his option on 6 additional claims located in Nye County in the State of Nevada to Cimarron. This additional option expired on June 1, 2004.

At September 30, 2004, the Company had spent $19,073 on exploration on the Cimarron property. As a result, the Company was not in compliance with its requirement to spend $50,000 on exploration by August 22, 2004. At September 30, 2004, the owner has verbally agreed to allow the Company to utilize its $148,500 work program at Corcoran Canyon to satisfy its August 22, 2004 minimum requirement and to maintain the option on the property in good standing.

Page - 13

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 - MINERAL PROPERTY OPTIONS, continued

Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.)

On February 20, 2004, Bullion's wholly owned subsidiary Thomas Creek Mining Corp. ("Thomas Creek") was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $53,740.

On February 12, 2004 the owner of all of the mineral claims consented to the assignment of the option agreement to Thomas Creek. On February 20, 2004 all required payments under the original option agreement dated December 20, 2002, had been made. The required payments were; $15,000 and issuance of 20,000 shares on execution of the agreement and $17,500 and issuance of 30,000 common shares of the Company upon the assignment of the option agreement. (Note 4)

At September 30, 2004 the Company had spent $191,439 on the Thomas Creek property.

During the period ended September 30, 2004 the Company terminated their option on the Thomas Creek property and on September 28, 2004 the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

During the nine months ended September 30, 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada.

At September 30, 2004, the Company had spent $93,129 on the Wenban Spring property.

North Fork Mining Corp.

On February 23, 2004, Bullion's wholly owned subsidiary North Fork Mining Corp. ("North Fork") was assigned three options to acquire a 100% undivided right, title and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The option was assigned from a company controlled by the president of Bullion for an assignment fee of $129,115.

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

Page - 14

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 - MINERAL PROPERTY OPTIONS, continued

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

The March 3, 2003 option agreement for 7 unpatented claims has no term. North Fork can acquire an undivided 100% interest in these claims by paying $10,000 once North Fork has successfully completed its’ stage 1 drilling and exploration program and deciding to continue with exploration and by paying the owner $70,000 once North Fork has successfully completed its’ stage 2 drilling and exploration program and deciding to continue with exploration.

At September 30, 2004, the Company had spent $162,814 on exploration on the North Fork property.

Painted Hills Claims

Bullion River has a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada. (Note 4)

At September 30, 2004, the Company had spent $18,657 on exploration on the Painted Hills claims.

French Gulch (Nevada) Mining Corp.

On June 23, 2004, the Company entered into a letter agreement whereby they proposed to acquire a 100% interest in the Washington Niagara Mining Partnership (the "partnership") by acquiring all of the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of 28 patented and 27 unpatented lode mining claims ("the Washington Niagara Property").

The Company has paid a non-refundable deposit of $10,000 which allows them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004 and gives the Company the exclusive right to enter into a formal agreement to acquire the Partnership Units. (Note 9). At September 30, 2004, the Company had spent $48,540 on due diligence and a comprehensive feasibility audit on the Washington and Niagara mining property and on exploration .

On August 17, 2004, French Gulch (Nevada) Mining Corp. "French Gulch" staked an additional 21 mineral claims in the French Gulch district in Shasta County, California at a cost of $12,900.

Page - 15

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 - COMMITMENTS

Mineral Property Option Payments

The Company is committed to making the following mineral property work commitments or option payments under assumption of the option agreements on or before September 30:

Property	2005	2006	2007	2008	2009	2010	2011	2012
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000
Corcoran Canyon	$34,725	$50,000	-	-	-	-	-	-
Cimarron	$80,927	$50,000	-	-	-	-	-	-
North Fork	$15,000	$48,000	$90,000	-	-	-	-	-

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2004, the Company paid $15,000 in wages, $10,962 in consulting fees and reimbursed $3,500 in moving costs to the President of the Company. During the year ended December 31, 2003 the Company paid $12,500 in salary to the President of the Company.

During the nine month period ended September 30, 2004, the Company paid $38,750 and $2,500 in consulting fees to companies sharing a common director with the Company. At December 31, 2003, no consulting fees were paid to companies sharing a common director with the Company.

During the nine month period ended September 30, 2004 the Company paid $126,209 in consulting fees and reimbursed $5,203 in moving costs, which includes the issuance of 30,000 common shares for consulting fees and 25,000 common shares as a finder’s fee for staking the Painted Hills Claims, to the Vice-President, Exploration. (Notes 4 and 5) During the year ended December 31, 2003, the Company paid or had payable $6,000 in consulting fees, to the Vice-President, Exploration.

Page - 16

BULLION RIVER GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 - RELATED PARTY TRANSACTIONS, continued

During the nine month period ended September 30, 2004 the Company paid $92,842 in consulting fees, which includes the issuance of 30,000 common shares and reimbursed of $4,000 in moving costs to the Vice-President of Engineering. (Note 4)

NOTE 8 - CONTINGENT LIABILITY

During the period the Company has been focusing on implementing its business plan, which includes mineral exploration in the Great Basin in the Western United States and California, seeking projects containing or which have the potential to contain high grades of mineralization and large tonnage. While effectuating its business plan the Company has accumulated a deficit of $1,933,630 and additional financing will be required by the Company to fund its exploration programs and to support operations. Management plans to fund its future operations through commencing commercial production, private loans and the private placements of funds. Management plans to mitigate its losses by abandoning projects that do not meet management’s specification for mineralization or do not have large tonnage potential. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders. There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have large tonnage potential. There is no assurance that the Company will commence commercial production should they find projects meeting their specification. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 9- SUBSEQUENT EVENTS

On October 6, 2004, French Gulch (Nevada) Mining Corp. ("French Gulch") entered into an exploration agreement with an option to purchase the Washington Niagara property from the Washington-Niagara Mining Partnership ("WN Partnership"). Under the terms of the agreement French Gulch (1) has been granted the exclusive right to conduct exploration work on the Washington Niagara Property until September 30, 2005 (2) is required to pay $15,000 upon signing the agreement and $50,000 on each of June 1 and August 1, 2005 (3) can exercise its option to acquire the property anytime up to October 1, 2005. If French Gulch exercises its option it is required to make bi-monthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bi-monthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of payments made by French Gulch to the WN Partnership total $1,500,000.

Page - 17

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BULLION RIVER GOLD CORP. AND ITS SUBSIDIARIES (C0LLECTIVELY, "BULLION" OR THE "COMPANY") FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BULLION’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

OVERVIEW

On December 9, 2003, Dynasty changed its name to Bullion to better reflect the Company’s change in the business direction to gold and silver exploration. The Company is now an exploration stage company with no revenue, no operations and few assets.

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Wenban Spring Mining Corp., (formerly Thomas Creek Mining Corp.) All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003. On September 30, 2004 Bullion acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corp. incorporated under the laws of the State of Nevada on September 30, 2004.

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

Expenses

Our expenses increased by $525,307 or 10,838% from $4,847 for the three months ended September 30, 2003 to $530,154 for the three months ended September 30, 2004. The increase was primarily due to an increase of $45,311 in administrative fees, $33,246 in consulting fees, $2,838 in depreciation, $322,877 in exploration, $135 in filing fees, $9,465 in insurance, $1,172 in bank charges, $45,025 in investor relations and promotion, $6,596 in office, $20,018 in professional fees, $5,601 in rent, $15,053 in salaries and wages and $24,809 in travel, offset by extinguishment of debt of $6,839. The increases were due to a change in management, a change in business direction and commencing our exploration program.

Our expenses increased by $1,737,765 or 3,455% from $50,302 for the nine months ended September 30, 2003 to $1,788,067 for the nine months ended September 30, 2004. The increase was primarily due to an increase of $135,951 in administrative fees, $129,441 in consulting fees, $6,020 in depreciation, $1,026,513 in exploration, $16,803 in filing fees, $ 15,689 in insurance, $3,341 in bank charges, $136,731 in investor relations and promotion, $31,255 in office, $117,838 in professional fees, $13,857 in rent, $47,424 in salaries and wages and $56,902 in travel, offset by extinguishment of debt of $6,839. The increases were due to a change in management, change in business direction and commencing our exploration program.

Our expenses decreased by $2,307 from $7,154 for the three month period ended September 30, 2002 to $4,857 for the three month period ended September 30, 2003. The decrease was primarily due to a decrease of $2,375 in professional fees and $141 in office offset by an increase of $185 in filing fees (service fees) and $24 in interest and bank charges.

Our expenses increased by $28,316 from $ 21,986 for the nine month period ended September 30, 2002 to $50,302 for the nine month period ended September 30, 2003. The increase was primarily due to an increase of $13,230 in consulting fees, $356 in interest and bank charges, $1,635 filing fees (service fees) and $13,331 in professional fees, offset by a decrease of $236 in office.

Page - 18

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $271,778 and a working capital surplus of $277,067 at September 30, 2004. During the nine month period ended September 30, 2004, we used $1,795,397 in cash for operating activities, primarily for an operating loss of $1,788,067, an increase in prepaid expenses of $68,707 offset by an increase in accounts payable of $55,357 and depreciation of $6,020. Cash used in operations of $1,795,397 was financed by the sale of common stock of $2,173,650 offset by a decrease in advances payable of $15,428, a decrease in notes payable of a $200,000, a $43,091 purchase of fixed assets, and the effect of foreign exchange rates on cash of $882. An increase in working capital of $347,630 was due to an increase in current assets of $187,559 and a decrease in current liabilities of $160,071. We have accumulated a deficit of $1,933,630 since inception and have stockholder’s equity of $314,138. At September 30, 2004 we had no contingencies or long-term commitments except for our commitments under the option agreements.
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

Reclamation and Abandonment Costs

Adoption of SFAS 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs are not expected to have an impact on Bullion River’s financial statements while they are in the exploration stage. Once the Company commences operations the policy requires that reclamation and closure costs including site rehabilitation costs be recorded at the estimated present value of reclamation liabilities and recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.

Government Regulations

The State of Nevada adopted the Mined Land Reclamation Act (the "Nevada Act") in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance. The State of California has similar regulations.

Contractual Obligations

Bullion’s contractual obligations payable for the years ended September 30 are:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Option payments	$ 803,652	$ 285,652	$ 318,000	$ 80,000	$ 120,000
Consulting fees	$ 25,000	$ 25,000	-	-	-
Lease Commitments	$ 9,165	$ 9,165	-	-	-

Page - 19

Internal and External Sources of Liquidity

Bullion River has funded its operations primarily from the issuance of common stock and borrowings in the form of notes payable, which were converted to common stock during the third quarter.

PLAN OF OPERATION

In conjunction with our change in business direction during the first quarter of 2004, we spent a total of $386,061 on acquiring options on five properties that we plan to explore for gold and silver. The optioned properties are the; Antone Canyon property, Corcoran Canyon property, Cimarron property, Thomas Creek property and the North Fork property. We paid for these options with cash, advances payable and a short-term note payable. We also acquired the Painted Hills property by staking it ourselves, and issuing 25,000 restricted common shares to Jacob Margolis, the vice-president of exploration, as a finder’s fee for locating the property.

During the second quarter we acquired the Wenban Spring Property by staking it ourselves. Also, during the second quarter we paid $10,000 and commenced due diligence on the Washington Niagara Mining property, which is located in the French Gulch area.

During the third quarter we completed our due diligence and a comprehensive feasibility audit on the Washington Niagara Mining property and entered into a formal agreement to proceed with exploration on this property. We also staked 22 more claims in the French Gulch area at a cost of $12,900. We have named these newly staked claims along with the Washington Niagara property the "French Gulch" properties. During the third quarter we completed phase one of our exploration program on the Antone Canyon property and we are currently awaiting the assay results. Also, after analyzing our phase one exploration results on the Thomas Creek property, we decided to abandon the Thomas Creek project.
Once we have completed the Phase 1 exploration programs we plan to immediately conduct an analysis and evaluation of the results to determine the feasibility to commence a Phase 2 drilling program on that property. This second Phase of our exploration program will target the property or properties that show the best drill results during Phase 1, we anticipate commencing our Phase 2 exploration program on between one and four properties. We expect this second Phase of our exploration program to cost between $1.3 and $3 million. We plan to commence and complete our Phase 2 exploration programs during 2004/2005, however embarking on this second phase depends not only on the drilling results obtained during Phase 1, but on the general outlook for gold and silver prices.

On February 6, 2004, we approved a private placement for two million units at $1 per unit this private placement has been completed. On September 8, 2004, we approved a private placement for 5 million units at $0.75 per unit. During the nine month period ended September 30, 2004, we received subscriptions for 2,318,333 units and cash of $2,045,000. These private placement funds have been or will be used to pay for our operating costs. We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to continue to fund our operations. The issuance of additional shares will result in dilution to existing shareholders of the Company.

We plan to continue with our exploration activities in regions containing gold or silver deposits primarily the Great Basin in the western United States and in California. We are seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. There is no assurance that we will locate any high grade and large tonnage or locate projects that contain the potential for mineralization concealed under post-mineral cover.

Unless we locate a commercially viable source for gold or silver and until such time as we achieve significant revenues from the sales of gold or silver we will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significantly more than our estimated Phase 1 and Phase 2 costs. We cannot guarantee that if, or when we locate a property, which we consider to be commercially viable that we will be able to obtain the required working capital to bring the mine into commercial production.

Page - 20

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future except for the development of our mineral properties if or when we locate a commercially viable source of gold or silver. As we proceed with Phases 1 and 2 of our exploration programs we will need to hire independent contractors as well as purchase or lease additional equipment.

Antone Canyon Mining Corp.

On January 9, 2004, the Company’s wholly owned subsidiary Antone Canyon Mining Corp. ("Antone") was assigned an option to acquire a 100% undivided right, title and interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of the Company, for $146,142. The owner of the mineral claims has consented in writing to the assignment.

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

If or when we exercise the option, we will have to choose one of three payment options, which are; payment of $4,000,000 to the owner of the mineral claims, or payment of $400,000 plus a 3% net smelter royalty ("NSR") to the owner of the mineral claims, or payment of $2,500,000 plus a 1% NSR to the owner of the mineral claims.

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

Exploration Program

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
Subsequent to September 30, 2004 the initial drill program was completed consisting of three drill holes to test the strike and depth extension of known high grade structures. The assay results of these 3 drill holes are still pending. Once the assay results have been received and evaluated we will determine how to proceed on the Antone property.

Page - 21

During the nine month period ended September 30, 2004, we spent $99,885 on the Antone Canyon exploration project.

Corcoran Canyon Mining Corp.

On February 18, 2004, Bullion River’s wholly owned subsidiary Corcoran Canyon Mining Corp. ("Corcoran Canyon") was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of Corcoran Canyon, for $43,596. The owner of the mineral claims consented in writing to the assignment. In addition, Golden Spike Mining has agreed to transfer all of its right, title and interest in 89 contiguous, recently staked, unpatented mineral claims to Corcoran Canyon.

The original option agreement dated February 28, 2003, is for a term of 3 years and expires on February 28, 2006. All required payments under the original option agreement have now been made. The required payments under the option agreement were; $2,000 on execution of the option agreement, reimbursement of claim and lease maintenance fees to the owner of $4,354 and expenditures on the Corcoran Canyon Property of at least $50,000.

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

Page - 22

Our proposed budget for Phase 1 of the proposed Corcoran Canyon Property mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 32,500
Reverse Circulation drilling (6,000 feet of RC drilling in 4 to 5 holes)	60,000
Assaying and engineering	20,000
Contingency @ 20%	16,000
Drill site preparation and reclamation	20,000

Total Proposed Budget	$ 148,500

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take from October 27 to November 30, 2004. The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently preparing for Phase 1 of our proposed exploration program. During the nine month period ended September 30, 2004, we spent $65,275 on Phase 1 of the Corcoran Canyon mineral exploration project.

 Cimarron Mining Corp.

On February 19, 2004, Bullion River’s wholly owned subsidiary Cimarron Mining Corp. ("Cimarron") was assigned an option to acquire a 100% undivided interest in 30 unpatented mineral claims located in Nye County in the State of Nevada (the "Cimarron Property"). The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of Cimarron, for $13,468. The owner of the mineral claims consented in writing to the assignment.

The Cimarron option agreement, dated August 22, 2003, is for a term of 3 years and expires on August 22, 2006, with the exception of a prior option agreement, for six of the 30 mineral claims that expired on June 1, 2004. All required payments under the original option agreement were made prior to the assignment of the option. The required payments under the option agreement were; $2,000 on execution of the agreement and reimbursement of claim and lease maintenance fees to the owner of $3,259.

In order to maintain the option, we must pay all annual claim and lease maintenance fees required to keep the Cimarron Property in good standing, incur exploration expenditures of at least $50,000 on or before each of August 22, 2004, 2005, and 2006, and carry comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence. At September 30, 2004, we were not in compliance with the option agreement, as only $19,073 of the required $50,000 on exploration expenditures had been made.

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

Page - 23

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

We have applied for and received an exploration permit from the BLM. Our proposed budget for Phase 1 of the Cimarron Property’s proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 3,200
Private land fees	7,000
Reverse Circulation drilling (2,500 feet in 4 to 5 holes)	25,000
Soil sampling and mapping	15,000
Contingency @ 20%	8,000
Drill site reclamation	10,000

Total Proposed Budget	$ 68,200

We plan to proceed with Phase 1 of our proposed mineral exploration program and expect it will take six weeks beginning in April 1, 2005. The decision to extend the proposed mineral exploration program on the Cimarron Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Status of Proposed Exploration Program

We are currently preparing to locate our drill targets and the direction the drill holes will take. During the nine month period ended September 30, 2004, we had spent $19,073 on Phase 1 of our Cimarron mineral exploration program. The owner has verbally agreed to allow us to utilize the $148,500 work program at Corcoran Canyon to satisfy our August 22, 2004 minimum exploration expenditure of $50,000, as required under the option agreement.

We are currently in negotiations with the optionor to renew the option on the six claims that expired on June 30, 2004.

Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.)

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

Page - 24

During the third quarter of 2004 the Thomas Creek claims were abandoned after an unsuccessful drilling campaign and as such, Thomas Creek Mining Corp. changed its name to Wenban Spring Mining Corp. ("Wenban") and will be focusing its activities on the Wenban Spring claims.

During the nine month period ended September 30, 2004, a total of $191,439 was spent on the Thomas Creek property.

Wenban Spring Property

During June 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada.

The following information concerning the Wenban Springs Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Wenban Spring lies along the west side of the northwest-trending Battle Mountain - Eureka Mineral Belt, which contains a number of productive, bulk-mineable, sediment-hosted and volcanic-hosted gold deposits, including Pipeline (+11 Moz Au), Cortez Hills, Cortex, Tonkin Springs, Horse Canyon, Gold Bar, Ruby Hill, Toiyabe and Buckhorn.

Location

The Wenban Spring Property covers approximately 7.25 square miles (19 sq km) southwest of the Cortez Hills gold deposit (+5 Moz gold @ - 4.4 g/t Au) controlled by the Cortez Joint Venture ("CJV"). The property directly adjoins claims held by the CJV and lies within 6 miles (9.6 km) southwest of the Cortez Hills deposit. Placer Dome Inc. (NYSE, TSX, ASX: PDG) is operator and 60% owner of the CJV, with Kennecott Minerals Company (subsidiary of Rio Tinto plc) owning 40%. Cortez Hills is a world-class, bulk-mineable Carlin-type gold system discovered in 2002. It is covered by post-mineralization alluvium at the north end of Grass Valley. Wenban Spring is on the west edge of the same valley. Four miles (6 km) southwest of Wenban Spring is the Toiyabe Carlin-type gold deposit, which produced about 90,000 ounces of gold from an open pit operation from 1987 to 1993.

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

Page - 25

Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on the Wenban Spring property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Wenban Spring property.

Our action plan for the Wenban Spring property is to complete geologic mapping and sampling and a geophysical survey over the alluvial-covered area.

We have planned a program of geologic mapping and sampling and a geophysical survey.

Our proposed budget for Phase 1 of our proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 70,000
Sampling, mapping	10,000
Geophysics	20,000

Contingency @ 20%	11,000

Total Proposed Budget	$ 111,000

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

Status of Proposed Exploration Program

We are currently conducting mapping and sampling on the Wenban Spring property, including conducting our first geophysical test program.

During the nine month period ended September 30, 2004, we spent $93,128 on Phase 1 of our mineral exploration program.

North Fork Mining Corp.

On February 23, 2004, Bullion River’s wholly owned subsidiary North Fork Mining Corp. ("North Fork") was assigned three options to acquire a 100% undivided right, title and interest in 42 unpatented mineral claims located in Sierra County in the State of California. The option was assigned from Golden Spike Mining, a Nevada corporation majority-owned by Peter M. Kuhn, who is also the president and a director of North Fork, for $129,115. As additional consideration for the assignment of the option agreements, North Fork granted Golden Spike Mining a net smelter royalty of 1.5% on the 42 unpatented claims. The owners of the mineral claims consented in writing to the assignment.

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

Page - 26

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

Plant and Equipment

We do not own a plant, but we have some small equipment on the North Fork Property.

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

We have obtained the necessary permits for underground rehabilitation and exploration drilling and we have commenced an aggressive underground exploration program with offside mobilization and engineering. We started to mobilize on site in October 2004, we plan to begin Phase 2 in February 2005.

Status of Our Exploration Program

We have started our underground exploration program at the North Fork mine. This program consists of the rehabilitation of a 1,800 ft long access tunnel and a 10,000 ft underground Diamond Drill program.

Page - 27

During the nine month period ended September 30, 2004, we spent $162,814 on Phase 1 of our mineral exploration program.

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

We have planned a program of mapping, sampling and geophysical surveys, followed by a drilling campaign, which will take approximately six weeks to complete beginning in March 2005.

We have obtained from the BLM an exploration permit for the Painted Hills Property. Our proposed budget for Phase 1 of our proposed mineral exploration program is as follows:

BLM fees and county recording fees (2004-2005)	$ 5,500
Sampling, mapping	5,000
Reverse Circulation drilling (2,500 feet in 5 to 7 holes)	25,000
Assaying, etc.	10,000
Contingency @ 20%	7,000
Drill site reclamation	5,000

Total Proposed Budget	$ 57,500

We plan to proceed with Phase 1 of our proposed mineral exploration program in March 2005 and expect it will take approximately six weeks to complete. The decision to extend the proposed mineral exploration program on the Painted Hills Property to Phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete Phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second Phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of Phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for Phase 1.

Page - 28

Status of Proposed Exploration Program

We are currently conducting mapping and sampling on the Painted Hills Property. During the nine month period ended September 30, 2004, we spent $18,658 on Phase 1 of our mineral exploration program.

French Gulch (Nevada) Mining Corp.

On September 30, 2004 French Gulch Mining Corp. ("French Gulch"), a wholly owned subsidiary of Bullion River Gold Corp. was incorporated in the state of Nevada to conduct a surface and underground drilling campaign on the Washington Niagara property and French Gulch claims ("French Gulch claims").

Washington Niagara Property

On June 23, 2004, the Company entered into a letter agreement, whereby they proposed to acquire a 100% interest in the Washington Niagara Partnership by acquiring an option to buy all the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of the Washington Niagara Mine and is comprised of 28 patented and 27 unpatented mineral claims ("the Washington Niagara Property").

During the second quarter of 2004 the Company paid a non-refundable deposit of $10,000 which allowed the Company until September 30, 2004 to (1) complete their due diligence on the property and (2) the exclusive right to enter into a formal agreement to acquire the Partnership Units. Once the Company enters into a formal agreement it will be required to pay; $15,000 upon signing the agreement, $50,000 on or before June 25, 2005, $50,000 on or before August 31, 2005 and $50,000 bi-monthly payments commencing October 31, 2005, until the purchase price is paid in full. If Bullion starts production the bi-monthly payments will increase to $175,000 and will be paid until the purchase price is paid in full.

On October 6, 2004, French Gulch entered into an exploration agreement with an option to purchase the Washington Niagara property from the Washington-Niagara Mining Partnership ("WN Partnership"). Under the terms of the agreement French Gulch (1) has been granted the exclusive right to conduct exploration work on the Washington Niagara Property until September 30, 2005 (2) paid $15,000 upon signing the agreement (3) is required to pay $50,000 on each of June 1 and August 1, 2005 (4) can exercise its option to acquire the property anytime up to October 1, 2005. If French Gulch exercises its option it is required to make bi-monthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bi-monthly payments of $175,000. Ownership of the property will transfer to French Gulch once the aggregate amount of payments made by French Gulch to the WN Partnership total $1,500,000.

On August 17, 2004, French Gulch staked an additional 22 mineral claims in the French Gulch district in Shasta County, California at a cost of $12,900.

We have named these newly staked claims along with the Washington Niagara property the "French Gulch" properties.

French Gulch Property

The following information concerning the Washington Niagara Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

The Washington Niagara property consists of 1,022 acres, of which 482 acres are patented land. The project includes a mill that operated as recently as 2002, consisting of a-gravity and flotation circuit as well as a furnace for producing ore.

The property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California. This province has produced at least 7 million ounces of gold from placer and mesothermal quartz vein deposits broadly similar to vein districts of the Mother Lode region in east-central California. French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.50 opt and commonly above 1.0 opt. The district comprises a number of past-producing vein mines along an easterly-trending belt 1.5 miles wide and 10 miles long, with veins producing gold through a vertical range of 3,400 feet.

Page - 29

At the Washington mine, a series of at least six steeply-dipping, east-trending gold-bearing quartz veins occur across a width of at least 800 feet and a strike length of at least 1,000 feet. Mineralization has been mined over a vertical range of only 500 feet along ore shoots, which rake moderately west (approximately 45 degrees), but mineralization remains open at depth and along strike. Coarse visible gold is common.

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

Proposed Exploration Program

We completed a comprehensive feasibility audit over the past three months. The audit evaluated the viability of the mine’s permits, mill facilities and underground conditions. It also allowed for development of a mine engineering plan and estimations of capital requirements and future operational costs. Furthermore, the geology and mineralization has been evaluated and a three-dimensional model of underground workings and veins has been created. With this information French Gulch is developing exploration strategies and various production scenarios.

Our proposed budget for Phase 1 of our exploration program on the French Gulch property is as follows:

Surface and underground drilling including prep work	$ 1,150,000

Development of mine engineering plan	100,000
Development of Mill upgrade and expansion plan	100,000
Total Proposed Budget	$ 1,350,000

Status of Due Diligence Program

During the period we spent $39,202 on our due diligence program and have paid fees and taxes of $58,124.

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

Page - 30

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Bullion River’s exploration program, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

1.	Significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver.

2.	Bullion River will confine its exploration activities to areas from which gold and silver have been previously produced or to properties that are contiguous to such areas and have demonstrated mineralization.

3.	Properties that do not have economically recoverable reserves will be abandoned.

4.	Reclamation and closure costs including site rehabilitation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.

5.	Bullion River will spend the following on contractual obligations over the next eleven years; $803,652 for option payments, $25,000 for consulting fees and $9,165 in lease commitments.

6.	Once Bullion River has completed Phase 1 exploration programs we will immediately conduct an analysis and evaluation of the results to determine the feasibility to commence a Phase 2 drilling program on that property.

7.	The second Phase of our exploration program will target the property or properties that show the best drill results during Phase 1.

8.	Bullion River will commence our Phase 2 exploration program on between one and four properties.

9.	Bullion River will spend between $1.3 and $3 million on Phase 2 of their exploration program.

10.	Bullion River will commence and complete their Phase 2 exploration programs during 2004/2005.

11.	Bullion River will continue to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to continue to fund our operations.

12.	Bullion River will continue with our exploration activities in regions containing gold or silver deposits primarily the Great Basin in the western United States and in California.

13.	We will continue seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover.

14.	Bullion River will complete due diligence and a comprehensive feasibility audit on the Washington Niagara mining partnership.

15.	.Bullion River has completed its private placement for two million units at $1 per unit.

16.	Bullion River will use the proceeds from the two million unit private placement for operating expenses.

17.	Bullion River will be able to obtain funding through private loans, equity sales of common shares, or joint ventures with other exploration companies in order to fund Phase 2 of each of its proposed mineral exploration programs.

18.	Unless Bullion River locates a commercially viable source for gold or silver and until such time as Bullion River achieves significant revenue from sales of gold or silver, Bullion River will continue to incur losses.

Page - 31

19.	The costs associated with bringing a commercially viable mine into operation will be significantly more than Bullion River’s estimated Phase 1 and Phase 2 costs.

20.	Bullion River will not be conducting any research and development in the near future except the development of its mineral properties, if or when Bullion River locates a commercially viable source of gold or silver.

21.	As Bullion River proceeds with Phase 1 and Phase 2 of its various proposed mineral exploration programs, Bullion River will need to hire independent contractors as well as purchase or lease additional equipment.

22.	We will not be conducting any research and development activities in the near future except for the development of our mineral properties if or when we locate a commercially viable source of gold or silver.

23.	Deeper drilling is waranted on the Antone Canyon property to test for down-dip extensions to high-grade mineralization.

24.	Further drill testing is needed on the Antone Canyon property to test for cross mineralization at an appropriate angle, allowing for an assessment of true widths and multiple parallel mineralized zones

25.	Antone Canyon will determine how to proceed on the Antone property once the assay results have been received and evaluated.

26.	Corcoran Canyon will conduct exploration to determine what amount of minerals, if any, exist on the Corcoran Canyon Property and if any minerals that are found can be economically extracted and profitably processed.

27.	Our exploration program will economically explore and evaluate the Corcoran Canyon Property.

28.	Corcoran Canyon will design and complete Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property drilling to test extensions of known resource and the New Target.

29.	Corcoran Canyon will develop additional targets through continued analysis of the volcanic stratigraphy, structure and district alteration and mineralization patterns.

30.	We will proceed with Phase 1 of our proposed mineral exploration program and expect it will take from October 27 to November 30, 2004. follow the total proposed budget of $148,500.

31.	Corcoran Canyon will extend its exploration on the Corcoran Canyon Property to Phase 2 upon reasonably encouraging results from Phase 1 of the proposed mineral exploration program.

32.	If results of Phase 1 of the proposed mineral exploration program on the Corcoran Canyon Property are positive, Corcoran Canyon will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Corcoran Canyon identifies commercially viable reserves.

33.	The costs for subsequent programs on the Corcoran Canyon Property will be significantly more than the total proposed budgeted costs for Phase 1.

34.	Corcoran will conduct Phase 1 of our proposed exploration program.

35.	Cimarron will explore to determine what amount of minerals, if any, exist on the Cimarron Property and if any minerals are found can be economically extracted and profitably processed.

36.	Cimarron’s exploration program will economically explore and evaluate the Cimarron property.

37.	Cimarron will identify drill targets using their 3D model.

38.	Cimarron will conduct further analysis of the resource area and other parts of the district to ensure adequate testing for mineralization, and if results are positive Cimarron will outline a drilling program.

Page - 32

39.	Cimarron will begin Phase 1 of the proposed mineral exploration program on the Cimarron Property April 1, 2005, follow the total proposed budget of $68,200, and take approximately six weeks to complete Phase 1.

40.	Cimarron will extend its exploration on the Cimarron Property to Phase 2 upon reasonably encouraging results from the Phase 1 of the proposed mineral exploration program.

41.	If the results of Phase 1 of the proposed mineral exploration program on the Cimarron Property are positive, Cimarron will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Cimarron identifies commercially viable reserves.

42.	The costs for subsequent programs on the Cimarron Property will be significantly more than the total proposed budgeted costs for Phase 1.

43.	Cimarron will locate their drill targets and the direction the drill holes will take.

44.	Cimarron will utilize the $148,500 work program at Corcoran Canyon to satisfy our August 22, 2004 minimum exploration expenditure of $50,000

45.	Cimarron will renew the option on the six claims that expired June 30, 2004.

46.	Wenban Spring will conduct exploration to determine what amount of minerals, if any, exist on the Wenban Spring property and if minerals that are found can be economically extracted and profitably processed.

47.	Wenban Spring’s exploration program will economically explore and evaluate the Wenban Spring property.

48.	Wenban Spring will complete geologic mapping and sampling and a geophysical survey on the Wenban Spring property.

49.	Wenban Spring will follow its phase 1 exploration budget of $111,000.

50.	Wenban Spring will proceed with Phase 1 of our proposed mineral exploration program in November 2004 and it will take two weeks to complete.

51.	Wenban Spring will extend the proposed exploration program on the Wenban Springs property to Phase 2 upon reasonably encouraging results from the Phase 1 of the proposed mineral exploration program.

52.	If results of Phase 1 of the proposed mineral exploration program on the Wenban Springs Property are positive, Wenban Spring will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Wenban Spring identifies commercially viable reserves.

53.	The costs for subsequent programs on the Wenban Springs Property will be significantly more than the total proposed budgeted costs for Phase 1.

54.	Wenban Spring will complete mapping and sampling on the Wenban property.

55.	North Fork will conduct exploration to determine what amount of minerals, if any, exist on the North Fork Property and if any minerals that are found can be economically extracted and profitably processed.

56.	North Fork’s exploration program will economically explore and evaluate the North Fork Property.

57.	The exploration program will (1) rehabilitate the underground access and to position drill rigs at the lower part of the decline, (2) drill 10,000 feet of diamond drill holes from the decline, and (3) drive exploration drifts 150 meters north and 150 meters south with a decline of 14% and with five additional diamond drill stations that would include an additional 20,000 feet.

58.	During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork will rehabilitate the underground access and position drill rigs at the lower part of the decline.

59.	During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork will be drilling from at lease three stations, which should intersect significant mineralization.

Page - 33

60.	North Fork will identify 250,000 ounces of mineralization.

61.	North Fork will compete its aggressive underground exploration program with offside mobilization and engineering.

62.	North Fork Phase 1 will follow the total proposed budget of $794,000.

63.	During Phase 1 of the proposed mineral exploration program on the North Fork Property, North Fork expects to identify some 250,000 ounces of gold.

64.	North Fork plans to begin Phase 2 in February 2005.

65.	Bullion River will complete exploration to determine what minerals, if any, exist on the Painted Hills Property and if any minerals can be economically extracted and profitably processed.

66.	Bullion River will economically explore and evaluate the Painted Hills property.

67.	During Phase 1 of the proposed mineral exploration program on the Painted Hills Property, Bullion River will complete (1) district rock-chip sampling and mapping and, (2) a phase 1 drilling program to test the exposed vein system at depth.

68.	Bullion River will complete Phase 1 of the proposed mineral exploration program on the Painted Hills Property to test the exposed vein system at depth and test for veining beneath pediment cover to the east.

69.	Bullion River will complete mapping, sampling and geophysical surveys, followed by a drilling campaign, on the Painted Hills property which will take six weeks to complete beginning in March 2005.

70.	Bullion River will begin Phase 1 of the proposed mineral exploration program on the Painted Hills Property in March 2005, follow the total proposed budget of $57,500, and take approximately six weeks to complete Phase 1.

71.	Bullion River will extend its exploration on the Painted Hills Property to Phase 2 upon reasonably encouraging results from Phase 1 of the proposed mineral exploration program.

72.	If the Phase 1 results for Painted Hills are positive, Bullion River will still have to undertake additional, extensive exploration, which might consist of further soil sampling, geophysical surveys, trenching or drilling, before Bullion River identifies commercially viable reserves.

73.	The costs for subsequent mineral exploration programs on the Painted Hills Property will be significantly more than the total proposed budgeted costs for Phase 1.

74.	Bullion River will complete mapping and sampling on the Painted Hills property.

75.	French Gulch will conduct a surface and underground drilling campaign on the Washington Niagara property and French Gulch claims.

76.	French Gulch will follow its mine engineering plan and estimate capital requirements and future operational costs for the Washington Niagara property.

77.	French Gulch will develop and follow exploration strategies and various production scenarios from the information obtained during the feasibility audit.

78.	French Gulch will follow the $1,350,000 phase 1 budget.

79.	Bullion River will follow its plan to conduct geologic mapping and sampling and a geophysical survey over the alluvial-covered area on the Wenban Springs property.

80.	Inflation will not have a material impact on Bullion River’s future operations.

Page - 34

All forward-looking statements are made as of the date of filing of this Form 10-QSB and Bullion disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold and silver; not locating commercially viable reserves of gold and silver. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do no occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success. Bullion River will remain dependent upon future financing for its growth and development and for it to successfully implement its exploration program. No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to Bullion River. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate and Bullion River assumes no obligation to update any such forward-looking statements.

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

PART II - OTHER INFORMATION

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

Page - 35

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

Filed
10.7	Exploration Agreement dated October 6, 2004 between French Gulch (Nevada) Mining Corp. and Washington-Niagara Mining Partnership	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an Exhibit to Bullion River’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed

Page - 36

(b)    Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

Page - 37

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Bullion River Gold Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.

By:/s/ Peter M. Kuhn
Name:       Peter M. Kuhn
Title:    Director and CEO and CFO
Dated:   November 15, 2004

Page - 38

Exhibit 10.7

Page - 39

EXPLORATION AGREEMENT WITH OPTION TO PURCHASE
(WASHINGTON NIAGARA MINE)

THIS EXPLORATION AGREEMENT WITH OPTION TO PURCHASE (the "Agreement") is entered into this 6th day of October, 2004
(the "Effective Date") by and between FRENCH GULCH (NEVADA) MINING CORP., a Nevada corporation ("French Gulch"); and WASHINGTON-NIAGARA MINING PARTNERSHIP, a general partnership consisting of WHELAN CORPORATION, a Wisconsin corporation, and HOBO CORPORATION OF MEDFORD INC., a Wisconsin corporation, its only partners, (collectively referred to as "Owner").
RECITALS

A.    Owner owns and possesses the twenty-eight (28) patented and twenty-seven (27) unpatented lode mining claims situated in the French Gulch Mining District, Shasta and Trinity Counties, California, more particularly described on Exhibit A attached hereto. These claims, together with all ores, minerals, surface and mineral rights, and all water rights and improvements, easements, licenses, rights-of-way and other interests appurtenant thereto, shall be referred to collectively as the "Property."

B.    French Gulch wishes to obtain an agreement to explore the Property and an option to purchase the Property pursuant to the terms below.

THEREFORE, the parties have agreed as follows:

Page - 40

SECTION ONE

Exploration Agreement and Option

1.1    Term. Owner hereby grants to French Gulch the exclusive right to explore the Property for the period of one (1) year from the Effective Date of this Agreement (the "Exploration Permit Period"). Owner further grants to French Gulch an option to purchase the Property as set forth in Paragraph 1.3 below, which option must be exercised on or before October 1, 2005.

1.2    Exploration Period Payments. In order to maintain this Agreement in effect, French Gulch shall make the following payments to Owner:

a.    Initial Payment. The parties acknowledge the payment and receipt of a non-refundable deposit in the amount of TEN THOUSAND DOLLARS ($10,000.00) on June 1, 2004 for the right of French Gulch to enter into this exclusive Agreement.

b.    Payment Upon Signing. French Gulch shall pay, on Owner’s behalf, the sum of FIFTEEN THOUSAND DOLLARS ($15,000.00) upon execution of this Agreement to Shasta County Tax Assessor toward the outstanding taxes owed on the Property.

c.    Exploration Period Payments. On June 1, 2005, and August 1, 2005, French Gulch shall pay Owner the sum of FIFTY THOUSAND DOLLARS ($50,000.00) as adjusted by Paragraph 2.9 below.

Page - 41

1.3    Grant of Option. Owner hereby grants to French Gulch the exclusive right and option to purchase the Property for the Purchase Price of ONE MILLION FIVE HUNDRED THOUSAND DOLLARS (1,500,000.00).

a.    Term. French Gulch may exercise this option at any time prior to October 1, 2005, provided that French Gulch is not then in default under any term of this Agreement.

b.    Notice. French Gulch shall exercise this option by giving Owner written notice as provided in Paragraph 4.1 of this Agreement.

c.    Option Period Payments. Beginning on October 1, 2005 (if the option has been executed) and every other month thereafter until production is commenced (as defined in Paragraph 1.4 below) or until the full Purchase Price (as defined in Paragraph 1.3 below) has been paid, French Gulch shall pay Owner the sum of FIFTY THOUSAND DOLLARS ($50,000.00) (hereinafter the "Option Bi-monthly Payment").

d.    Production Period Payments. After production has commenced, French Gulch shall replace the Option Bi-monthly Payment with the Production Bi-monthly Payment as follows: beginning on the date on which the first Option Bi-monthly Payment would be due after production has commenced (as defined in Paragraph 1.4 below), French Gulch shall pay Owner the sum of ONE HUNDRED SEVENTY-FIVE THOUSAND DOLLARS ($175,000.00) on a bi-monthly basis (the "Production Bi-monthly Payment") until the full Purchase Price (as defined in Paragraph 1.3 below) has been paid.

Page - 42

e.    All payments made pursuant to Sections 1.2(a) through 1.2 (c), 1.3(c) and 1.3(d), and 2.9 and 2.10 of this Agreement shall be credited towards the Purchase Price.

f.    Transfer of Property. Owner shall transfer the Property to French Gulch by way of the "Grant, Bargain, and Sale Deed" attached hereto as Exhibit B. The transfer shall be made not more than thirty (30) days from the final payment of the Purchase Price.

g.    Right to Develop and Mine. Upon exercise of the option to purchase the Property, French Gulch shall have all of the rights incident to ownership of real property which are allowed by law, including the right to develop and mine the Property.

1.4    Production. For purposes of this Agreement, production shall mean when payment for the first commercial sale of gold has been received by French Gulch.

1.5    Environmental Compliance and Indemnification. French Gulch shall at all times comply with all applicable federal, state, and local laws, statutes, rules, regulations, permits, ordinances, and guidelines regarding environmental matters, including posting such bonds as may be necessary.

Page - 43

French Gulch shall timely and fully perform all reclamation required by all governmental authorities pertaining to or relating to the Property. French Gulch covenants and agrees not to undertake, cause, suffer, or permit any condition or activity at, on or in the vicinity of the Property which constitutes a nuisance or which results in a violation or liability under any present or future applicable statute, regulation, or guideline.

In the event that French Gulch fails to comply with any environmental obligations, undertakes any activity giving rise to any liability under any environmental obligation or otherwise breaches any environmental obligation, French Gulch shall, at its sole cost and expense, promptly remedy and correct such failure to comply, cure such breach, and indemnify and hold harmless the Owner from any liability, obligations, claims, (including administrative costs and reasonable attorney fees).

Owner represents and warrants that, to the best of its knowledge, there have been no environmental violations on the Property, and there are no breaches or potential claims concerning previous operations on or about the Property during the tenure of the Owner or any of its predecessors. Owner agrees to indemnify and hold French Gulch harmless for any claims, liabilities, or obligations regarding operations on the Property prior to the Effective Date of this Agreement. This obligation shall survive the transfer of title to French Gulch.

Page - 44

SECTION TWO

Conduct of Operations During Exploration Agreement

2.1    Right to Explore but Not to Mine. Upon execution of this Agreement, French Gulch shall have the right to make geological investigations and surveys; drill on the Property and perform any necessary operations on the surface and underground, including exploring, drilling, mapping, sampling, and assaying; and to conduct any additional activities customarily regarded as exploration and development. French Gulch shall not have the right to mine the Property in any form until it exercises the Option to Purchase the Property pursuant to 1.3 above. However, French Gulch can take bulk samples for metallurgical testing as necessary without such samples being regarded as mining, so long as collection of such samples has as its primary purpose metallurgical testing rather than commercial production. The parties to this Agreement recognize that sometimes the quantity of some bulk samples is large.

2.2    Data. In the event that French Gulch should elect not to exercise the option, it shall provide copies of all drill logs, exploration information, assays, maps, metallurgical studies, and other information of any sort generated by French Gulch affecting the Property. Copies of all colored maps shall be in color. Copies of all electronic data accumulated shall also be provided to Owner. French Gulch shall also furnish to Owner its interpretive data, reports, and information. However, all such interpretive data shall be delivered to Owner with an express written disclaimer as to its completeness or accuracy, and the written disclaimer must accompany any interpretive data that Owner discloses to a third party. The disclaimer shall be generally as follows:

Page - 45

FRENCH GULCH DOES NOT MAKE ANY REPRESENT-ATION OR WARRANTY, EXPRESS OR IMPLIED, OF ANY KIND OR NATURE WHATSOEVER WITH RESPECT TO THE ACCURACY, RELIABILITY OR COMPLETE-NESS OF THIS INFORMATION OR MATTER. ANY USE OF, OR RELIANCE UPON, THIS INFORMATION OR MATTER BY ANY PERSON, FIRM OR CORPORATION SHALL BE AT HIS OR ITS SOLE RISK, LIABILITY AND RESPONSIBILITY.

2.3    Conduct of Work. French Gulch shall perform its exploration activities under this Agreement in accordance with practices customary in the industry; shall comply with the applicable laws and regulations relating to the performance of exploration and development on the Property, environmental reclamation, and cleanup; and shall comply with the applicable worker’s compensation laws of the State of California.

Subsequent to French Gulch exercising its option to purchase the Property and commencing mining activities, French Gulch shall conduct its operations in a good and minerlike manner, and shall exert its best efforts to improve the water quality on the Property.

With respect to both exploration and development and commercial operation, it is understood and agreed that French Gulch shall conduct its activities and operations in its sole discretion with respect to where and when it will conduct work or operations, whether it will shut down, the size of crews to perform the work, the kind of machinery which will be employed, and all other things involved in work on the Property, so long as the terms and conditions of this Agreement are complied with.

Page - 46

2.4    Liability and Insurance. Until the Purchase Price has been paid in full and the Property has been conveyed to French Gulch, French Gulch shall obtain and carry a policy of public liability insurance in the amount of $1,000,000.00 or more for personal injury and $100,000.00 for property damage, protecting Owner against any claims for injury to persons or damage to property resulting from French Gulch’s operations. The insurance policy shall name Owner as a co-insured, and French Gulch shall cause the insurance company to deliver a copy of the insurance policy to Owner. Insurance for environmental liability is not covered by this provision.

2.5    Liens. Owner represents that the Property is free and clear of all liens and that all equipment and fixtures on the Property belong to Owner.

Until title has been conveyed, French Gulch shall keep the Property free and clear from any and all mechanics’ or laborers’ liens arising from labor performed on or material furnished to the Property at French Gulch’s request. However, a lien on the Property shall not constitute a default if French Gulch, in good faith, disputes the validity of the claim, in which event the existence of the lien shall constitute a default thirty (30) days after the validity of the lien has been adjudicated adversely to French Gulch. Owner shall file a Notice of Non-Responsibility on its behalf in accordance with applicable law, and French Gulch shall reimburse Owner for the cost of this document, including the attorney’s fee for preparation and recording.

Page - 47

2.6    Installation of Equipment. During the term of this Agreement, French Gulch may install, maintain, replace, and remove any and all mining machinery, equipment, tools, and facilities on the Property to use in connection with its exploration activities under the Agreement or mining activities after exercise of the option to purchase the Property. Upon termination of this Agreement for any reason, French Gulch shall have a period of sixty (60) days following such termination during which it must remove all of the above items at its sole cost and expense. Any equipment remaining on the Property after sixty (60) days may, at Owner’ election, become the property of Owner or may be removed by Owner at French Gulch’s expense.

2.7    Acquisition of Permits. Owner has represented to French Gulch that all permits required to explore and mine the Property in the original footprint shown on Exhibit C attached hereto (the "Original Footprint") have been obtained and are transferable to French Gulch. Should there be additional federal, state and county permits required for its operations in the Original Footprint, French Gulch will, at its own expense, obtain such necessary permits, however, the payments set forth in Paragraph 1.2 above shall be postponed for as long as is reasonably required to obtain such permits. No postponement of payments shall occur for obtaining permits for operations outside the Original Footprint.

Page - 48

Owner shall transfer all existing permits affecting the Property to French Gulch. In the event that French Gulch is required to post a reclamation bond, the bond will revert to French Gulch upon satisfactory completion of the reclamation program.

Copies of all permit applications filed by French Gulch with regulatory agencies shall be delivered to Owner, and a copy of all amendments, modifications and permits issued shall be delivered to Owner within one week of filing or receipt.

2.8    Inspection of Property. Owner or its authorized agents or representatives shall be permitted to enter upon the Property at all reasonable times for the purpose of inspection, surveying and sampling, but shall enter upon the Property at its own risk and so as not to hinder unreasonably the operations of French Gulch. Owner shall give reasonable notice before any visit, and shall indemnify and hold French Gulch harmless from any damage, claim, or demand by reason of injury to Owner’ agents or representatives on the Property or the approaches thereto.

Page - 49

2.9    Taxes. Owner acknowledges that there are outstanding taxes assessed to the Property. The parties agree that upon execution French Gulch will pay the FIFTEEN THOUSAND DOLLAR ($15,000.00) Payment Upon Signing due under Paragraph 1.2(b) above to the Shasta County Tax Assessor. French Gulch will likewise pay the remaining tax delinquency ("Additional Overage") on the Property owed to the Shasta and Trinity Counties’ Tax Assessor. The amount of the Additional Overage paid by French Gulch shall be credited against the first Bi-monthly Payment due on June 1, 2005.

French Gulch shall pay all property taxes levied or assessed upon the Property and any improvements placed on the Property by French Gulch from the Effective Date of this Agreement. Upon termination of this Agreement for any reason, taxes shall be apportioned between the parties on a calendar year basis for the remaining portion of the calendar year. However, Owner shall not be liable for taxes on any tools, equipment, machinery, facilities, or improvements remaining on the Property unless Owner accepts ownership of such property.

2.10    Maintenance of Claims. French Gulch shall be responsible for the payment of federal claim maintenance payments, performance and filing of assessment work (if such should ever be reinstated), and payment of the necessary fees and recordation of the required documents with the appropriate county offices for all unpatented claims.

Page - 50

a.    The parties acknowledge that French Gulch paid the federal rental payments for the assessment year 2004-2005 in the amount of $3,375.00, and recorded the required Notice of Intent to Hold for the assessment year 2003-2004 on behalf of the Owner in Shasta County at a cost of $41.00. The parties further agree that this $3,416.00 shall be credited toward the Purchase Price in the event that French Gulch shall exercise the option to purchase.

b.    If French Gulch maintains this Agreement in effect beyond June 1, 2005, French Gulch shall remain liable for all federal and state obligations required to maintain the claims in good standing for the year 2005-2006 even if French Gulch subsequently elects not to exercise the option.

c.    French Gulch shall pay the federal claim maintenance fees two (2) months prior to the date that such payment is due and provide Owner with proof of payment not later than five (5) working days thereafter. French Gulch shall record its Affidavit and Notice of Intent to Hold with Shasta and Trinity Counties one (1) month prior to the date that such recording is required and provide Owner with proof of recording not later than five (5) working days thereafter.

Page - 51

SECTION THREE

Default and Termination

3.1    Quitclaim Deeds. At any time when this Agreement requires reconveyance of title to the Property to Owner, or at any time this Agreement requires a deed for the purpose of making the record clear that French Gulch no longer has an interest in such real property, French Gulch shall, upon request of Owner, promptly execute a quitclaim deed in favor of Owner and deliver it to Owner.

3.2    Termination. French Gulch shall have the right to terminate the Exploration Permit at its sole discretion at any time during the Exploration Permit Period upon thirty (30) days’ written notice to Owner. Upon termination, Owner shall retain all payments previously made as liquidated damages and this Agreement shall cease and terminate. Prior to termination French Gulch will provide Owner with reproducible copies, and colored copies where appropriate, of all data, maps, assays, and reports pertaining to the Property.

3.3    Default. If French Gulch fails to perform its obligations under this Agreement, and in particular fails to make any payment due to Owner hereunder, Owner may declare French Gulch in default by giving French Gulch written notice of default which specifies the obligation(s) which French Gulch has failed to perform. If French Gulch fails to remedy a default in payment within fifteen (15) days of receiving the notice of default, or fails to cure or commence to cure any other default within thirty (30) days, Owner may terminate this Agreement and French Gulch shall peaceably surrender possession of the Property to Owner. Notice of termination shall be in writing and served in accordance with this Agreement.

Page - 52

In the event French Gulch denies that a default exists, French Gulch shall promptly commence and diligently pursue a legal action to determine whether a default exists. Any claimed default shall not give rise to termination until a final judgment of a court of competent jurisdiction concludes as a matter of law that a default exists, after which French Gulch shall have a reasonable time, but in no event more than ninety (90) days, to cure such a default.

3.4    Obligations Following Termination. In the event of voluntary or involuntary termination, French Gulch shall surrender possession of the Property to Owner and shall have no further liability or obligation under this Agreement except for its obligation (1) to pay its apportioned share of taxes, as provided for in Section 2.10; (2) to pay any payments then due to Owner; (3) to pay the cost of removal of all equipment as stated in Section 2.6; (4) to fulfill its reclamation responsibility as stated in Section 2.7; (5) to satisfy any obligations or liabilities accrued under this Agreement as of the date of termination; and (6) to satisfy any other obligation imposed by this Agreement or by any law which French Gulch is obligated by this Agreement to adhere to. By surrendering the Property and transferring all interests in the Area of Interest to Owner, French Gulch shall be released from its obligation to make any further advance minimum royalty payments which have not then accrued.

Page - 53

SECTION FOUR

Miscellaneous Provisions.

The following miscellaneous provisions shall apply to all parts of this Agreement.

4.1    Notices. All notices to Owner and French Gulch shall be in writing and shall be sent by Federal Express or certified or registered mail, return receipt requested, to the address below. Notice of any change in address shall be given in the same manner.

TO Owner:                               Mr. Thomas LaBarge
Whelan Corporation
Hobo Corporation of Medford Inc.
871 Vega Lane
Medford, Wisconsin 54451

TO French Gulch:                       Mr. Peter Kuhn
French Gulch (Nevada) Mining Corp.
1325 Airmotive Way, Suite 325
Reno, Nevada 89502

4.2    Payments in U. S. Currency. All cash payments shall be in U. S. currency payable to Owner at the address above.

4.3    Title. Owner warrants title to the patented claims included in the Property.

Page - 54

9.1 WarrantyOwner warrants and represents that, to the best of its knowledge and belief at the execution of this Agreement, it is the owner of the unpatented mining claims described in Exhibit "A" and all lode mineral rights within the boundary of these claims, subject to the paramount title of the United States; that the claims are valid under the mining laws of the United States and the State of California; and that Owner has and will continue to have the right to commit the claims to this Agreement. Owner further warrants that all records have been filed with the Bureau of Land Management pursuant to 43 C.F.R., Subpart 3833. Owner further warrants that it is not aware of any claim disputes or legal actions affecting the Property.

French Gulch shall have until October 1, 2005 to examine the title to the Property. If, at that time, it is discovered that Owner owns less than 100% of the Property, French Gulch can either, at its own election: (1) reduce the Purchase Price pro-rata for the amount of acreage not owned by Owner; or (2) attempt to obtain title to the outstanding interest, and reduce the Purchase Price by the amount expended in obtaining the outstanding interest. If that investiga-tion should reveal defects in the title, Owner agrees to proceed forthwith to cure said title defects to the satisfaction of French Gulch; and in the event it should not do so, French Gulch may cure such title defects and deduct the expense incurred, including reasonable attorney's fees, from any payment to be made hereunder.     9.3 No Liability for Loss of ClaimsFrench Gulch shall not be held liable for the loss of any claims by virtue of invalid location by Owner. French Gulch shall not be held liable for the loss of any claims due to any act of governmen-tal agencies, provided that it has taken all reasonable and legal means to protect and maintain such claims.

Page - 55

4.4    Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties hereto, their respective heirs, executors, administrators, successors, and assigns.

4.5    Applicable Law. The terms and provisions of this Agreement shall be interpreted in accordance with the laws of the State of Nevada. Any litigation between the parties shall be tried in the Second Judicial District Court for the State of Nevada in Reno, Nevada or in the U.S. District Court for Nevada, Northern Division.

4.6    Attorney’s Fees and Costs. Should any litigation arise out of this agreement, the prevailing party shall be entitled to a reasonable attorney’s fee and court costs, in addition to any other relief the court may grant.

4.7    Entire Agreement. This Agreement terminates and replaces all prior agreements, either written, oral, or implied, between the parties hereto, and constitutes the entire agreement between the parties.

4.8    Recording Memorandum of Agreement. The parties hereto agree to execute a Memorandum of this Agreement (short form) for the purpose of recording the same in the records of Churchill County, Nevada so as to give public notice, pursuant to the laws of the State of Nevada, of the existence of this Agreement.

Page - 56

4.9    Void or Invalid Provisions. If any term, provision, covenant or condition of this Agreement, or any application thereof, should be held by a court of competent jurisdiction to be invalid, void or unenforceable, all provisions, covenants and conditions of this Agreement, and all applications thereof not held invalid, void or unenforceable, shall continue in full force and effect and shall in no way be affected, impaired, or invalidated thereby.

4.10    Waiver. No waiver of any breach of any covenant herein shall be construed to be a waiver of the covenant itself, or of any subsequent breach thereof.

4.11    Amendment. All amendments of this Agreement must be in writing signed by all parties.

4.12    Time of the Essence. Time is of the essence of this Agreement and each and every part thereof.

4.13    Not a Partnership. This Agreement shall not be construed under any circumstances as creating a partnership or joint venture between Owner and any other party.

Page - 57

4.14    Force Majeure. If French Gulch should be prevented or delayed from performing any of the obligations of this Agreement, in whole or in part, by reason of an act of nature, strike, fire, flood interruption, delay in transportation, war, insurrection or mob violence, requirement or regulation of government, unavoidable casualties, unavoidable accidents, any local, state or federal law, regulation, order, or the judgment or order of any court, any such failure to perform shall not be deemed a breach of this Agreement, but performance of said obligations shall be suspended during such period of disability and performance of said obligations shall be resumed immediately after such disability has been removed. However, force majeure shall not be applicable to the obligations of French Gulch to perform annual assessment work (if required), to pay federal claim maintenance fees or to perform other obligations required to maintain the Property in good standing.

4.15    Assignment. French Gulch may sell or assign this Agreement with the written consent of the Owner, not to be unreasonably withheld.

4.16    Representations. Each of the respective parties warrants and represents that its corporation (and/or partnership) is in good standing, has the authority to execute this Agreement, and has signed this Agreement in its corporate/partnership capacity.

4.17    Counterparts and Facsimile Signatures. This Agreement may be executed in counterparts, and signature pages transmitted by facsimile shall be treated as original and binding signatures (provided, however, that a fully-executed original Agreement is delivered to each party within seven (7) days of the Effective Date).

Page - 58

IN WITNESS WHEREOF, the parties hereto have executed this Exploration Agreement with Option to Purchase (Washington Niagara Mine) on the day and year first above written.

FRENCH GULCH (NEVADA) MINING
CORP., a Nevada corporation

By /s/ Peter M. Kuhn
PETER M. KUHN, President

                        WASHINGTON-NIAGARA MINING
                            PARTNERSHIP, a general partnership
consisting of:

WHELAN CORPORATION, a Wisconsin
 corporation
/s/ Joseph L. Simek
By_______________________________
JOSEPH L. SIMEK, President

HOBO CORPORATION OF MEDFORD INC.,
    a Wisconsin corporation

/s/ Galen R. Scharer
By
GALEN R, SCHARER, President

Page - 59

STATE OF NEVADA         )
 ) ss
COUNTY OF WASHOE )

On the _____ day of ___________, 2004, before me, a Notary Public, within and for said County and State, personally appeared _________________, ____________ of FRENCH GULCH (NEVADA) MINING CORP., a Nevada corporation, who acknowledged that he executed the foregoing EXPLORATION AGREEMENT WITH OPTION TO PURCHASE (WASHINGTON NIAGARA MINE), and to me known or proved to be the person described in and who executed the same.

NOTARY PUBLIC

STATE OF WISCONSIN        )
) ss
COUNTY OF TAYLOR          )

On the 6th day of October, 2004, before me, a Notary Public, within and for said County and State, personally appeared JOSEPH L. SIMEK, President of WHELAN CORPORATION, a Wisconsin corporation, who acknowledged that he executed the foregoing EXPLORATION AGREEMENT WITH OPTION TO PURCHASE (WASHINGTON NIAGARA MINE), and to me known or proved to be the person described in and who executed the same.

/s/ signed
NOTARY PUBLIC

Page - 60

STATE OF WISCONSIN        )
) ss
COUNTY OF TAYLOR          )

On the 6th day of October, 2004, before me, a Notary Public, within and for said County and State, personally appeared GALEN R. SCHARER, President of HOBO CORPORATION OF MEDFORD INC., a Wisconsin corporation, who acknowledged that he executed the foregoing EXPLORATION AGREEMENT WITH OPTION TO PURCHASE (WASHINGTON NIAGARA MINE), and to me known or proved to be the person described in and who executed the same.

/s/ signed
NOTARY PUBLIC

Page - 61

Exhibit 31

Page - 62

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

Date: November 15, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

Page - 63

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

Date: November 15, 2004

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer

Page - 64

Exhibit 32

Page - 65

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bullion River Gold Corp. ("Bullion River") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter M. Kuhn, President, Chief Executive Officer of Bullion River and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Bullion River.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

November 15, 2004

Page - 66

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bullion River Gold Corp. ("Bullion River") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter M. Kuhn, Secretary, Treasurer, and Chief Financial Officer of Bullion River, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Bullion River.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Financial Officer
November 15, 2004

Page - 67