Form 10KSB
period 2004-12-31
BULLION RIVER GOLD CORP
filed 2005-04-04
CIK 1168458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

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

Page - 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $24,757,376 as of March 30, 2005 ($1.16 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 22, 2005
common shares - $0.001 par value	29,264,991

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

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

Bullion River was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”. Bullion River was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when Bullion River changed its business direction to the exploration of gold and silver in the western United States.

On December 9, 2003, five Nevada subsidiaries of Bullion River were incorporated and sold to Bullion River. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. (collectively, the “Subsidiaries”). From January 9, 2004 to February 23, 2004, Bullion River, through the Subsidiaries, acquired seven separate option agreements. Also, in February 2004 Bullion River staked and registered its 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada. See “Business of Bullion River” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On January 20, 2004, Bullion River changed its name to “Bullion River Gold Corp.” Bullion River has an authorized capital of 200,000,000 common shares with a par value of $0.001 with 29,264,991 common shares currently issued and outstanding.

On June 23, 2004, Bullion River entered into a letter agreement, whereby it proposed to acquire a 100% interest in the Washington Niagara Partnership by acquiring an option to buy all the outstanding partnership units for an aggregate purchase price of $1,500,000.

On August 17, 2004, Bullion River staked an additional 21 mineral claims in the French Gulch district in Shasta County, California. On September 30, 2004 French Gulch Mining Corp., another wholly owned subsidiary of Bullion River was incorporated in the state of Nevada to conduct a surface and underground drilling campaign on the Washington Niagara property and French Gulch claims.

On September 28, 2004, Thomas Creek Mining Corp. changed its name to Wenban Spring Mining Corp. During June 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada. Also, during the period ended September 30, 2004 Bullion River terminated its option on the Thomas Creek property.

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

(b)	Business of Bullion River

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

Page - 3

(1) Antone Canyon Property

On January 9, 2004, Antone Canyon Mining Corp. (“Antone Canyon”) was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada (the “Antone Canyon Property”). The option was assigned from Golden Spike Mining, a Nevada corporation, for an assignment fee of $146,142. Antone Canyon paid for the assignment fee by way of a loan from Bullion River. See Exhibit 10.1 for more information.

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

In addition to the assignment of the option agreement, Golden Spike Mining transferred all of its right, title and interest in 89 contiguous unpatented mineral claims to Corcoran Canyon.

Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of Corcoran Canyon and a director and the president of Golden Spike Mining.

On February 28, 2003, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, Brancote US Inc. (“Brancote”), who was and is an arms’ length party to the transactions. The option agreement includes the initial 41 unpatented mineral claims that were optioned by Brancote and that are subject to the terms and conditions of the option agreement.

Golden Spike Mining has made all option payments to Brancote, including a $2,000 payment on December 4, 2002. Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement, with the exception of the minimum exploration expenditures. Corcoran Canyon has approved a work program of $223,500 to be completed during the third quarter of 2005.

Page - 4

During the year ended December 31, 2004, Corcoran Canyon spent $105,479 on exploration, including option payments, BLM and county fees and insurance, on the Corcoran Canyon property. At February 28, 2005 Corcoran Canyon had spent $5,429 of the required $50,000 on exploration and was not in compliance with the terms of the option agreement.

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

For more information and details on the Corcoran Canyon Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 24.

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

Page - 5

On August 22, 2003, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, Brancote US Inc. (“Brancote”), who was and is an arms’ length party to the transactions. The option agreement included the initial 24 unpatented mineral claims optioned by Brancote and an additional 6 unpatented mineral claims previously optioned to Brancote in accordance with the terms of a previous option agreement dated June 1, 1994. On June 1, 2004, the previous option agreement dated June 1, 1994 expired and along with Cimarron’s interest in the 6 unpatented mineral claims.

Golden Spike Mining has made all option payments to Brancote, including a $2,000 payment on February 4, 2003. Golden Spike Mining has represented that it has fulfilled all of its obligations under the option agreement. Golden Spike had until August 22, 2004 to incur a minimum exploration expenditure of $50,000 on the mineral claims, but failed to meet the minimum exploration expenditures. Brancote has consented to the assignment of the option agreement.

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

For more information and details on the Cimarron Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 28.

(4) Wenban Spring Property

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

On September 28, 2004, Thomas Creek Mining Corp. changed its name to Wenban Spring Mining Corp. During June 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada. Also, during the period ended September 30, 2004 Bullion River terminated its option on the Thomas Creek property

Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of Wenban Spring and a director and the president of Golden Spike Mining.

For more information and details on the Wenban Spring Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 25.

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

If North Fork makes all of the minimum royalty payments, then at the end of the five year term North Fork will have acquired a 100% undivided right, title and interest in these 35 unpatented mineral claims subject only to a 5% net smelter royalty payable to each owner on its respective mineral claims. Royalty payments will be required to be made until North Fork has made payments to each owner in the aggregate of $750,000. All prior payments made by North Fork to the owners, including all minimum royalty payments, will be deducted from the $750,000 purchase price. Also, a $10,000 option payment was made to each of the two owners upon signing the respective option agreement. The owners have been paid in full for the royalty payments to the end of December 2004.

On March 4, 2003, Golden Spike Mining entered into the third option agreement with the owner of 7 unpatented mineral claims, Donald E. Williams, who was and is an arms’ length party to the transaction. The third option agreement has no term. To acquire an undivided 100% interest in these mineral claims, North Fork must (1) pay the owner $10,000 upon first completing a drilling and exploration program and deciding to continue with exploration, and (2) pay the owner $70,000 upon completing a second stage of drilling and exploration and deciding to continue with exploration. North Fork has not yet commenced exploration work on these claims.

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

For more information and details on the Painted Hills Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 26.

(7) French Gulch Property

On June 23, 2004, Bullion River entered into a letter agreement, whereby it proposed to acquire a 100% interest in the Washington Niagara Partnership by acquiring an option to buy all the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of the Washington Niagara Mine and is comprised of 28 patented and 27 unpatented mineral claims (“the Washington Niagara Property”).

Page - 6

During the second quarter of 2004 Bullion River paid a non-refundable deposit of $10,000 that gave Bullion River until September 30, 2004 to (1) complete its due diligence on the property and (2) the exclusive right to enter into a formal agreement to acquire the Partnership Units.

On October 6, 2004, French Gulch (Nevada) Mining Corp. entered into an exploration agreement with an option to purchase the Washington Niagara property from the Washington-Niagara Mining Partnership (“WN Partnership”). Under the terms of the agreement French Gulch (1) has been granted the exclusive right to conduct exploration work on the Washington Niagara Property until September 30, 2005 (2) paid $15,000 upon signing the agreement (3) is required to pay $50,000 on each of June 1 and August 1, 2005 (4) can exercise its option to acquire the property anytime up to October 1, 2005. If French Gulch exercises its option it is required to make bi-monthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bi-monthly payments of $175,000. Ownership of the property will transfer to French Gulch once the aggregate amount of payments made by French Gulch to the WN Partnership total $1,500,000.

On August 17, 2004, French Gulch staked an additional 22 mineral claims in the French Gulch district in Shasta County, California at a cost of $12,900.

For more information and details on the Washington Niagara Property see “Management’s Discussion and Analysis or Plan of Operations” below beginning on page 20 for the French Gulch Property.

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

Page - 7

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

Bullion River is required to obtain work permits from the Bureau of Land Management and the U.S. Forest Service for any exploration work that results in a physical disturbance to the land. Bullion River is not required to obtain a work permit for any phase of its proposed mineral exploration programs that does not involve any physical disturbance to the mineral claims. Bullion River is required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs. As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, Bullion River will be required to post small bonds and file statements of work with the Bureau of Land Management and with the U.S. Forest Service. Bullion River will be required by the Bureau of Land Management and with the U.S. Forest Service to undertake remediation work on any work that results in physical disturbance to the mineral claims. The cost of remediation work will vary according to the degree of physical disturbance.

It is Bullion River’s responsibility to provide a safe working environment, not to disrupt archaeological sites, and conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

Bullion River has secured and will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of Bullion River’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

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

Page - 8

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

Number of Total Employees and Number of Full Time Employees

As of December 31, 2004 Bullion River had four fulltime employees in the corporate offices: Peter Kuhn - President, Jake Margolis - V.P. Exploration, Glenn Blachford - V.P. Engineering, and Gary Meckler - Officer Manager.

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

Risks associated with Bullion River’s business and properties:

1.  Bullion River lacks an operating history and has losses that it expects will continue into the future. If the losses continue Bullion River will have to suspend operations or cease operations.

Bullion River has no operating history upon which an evaluation of its future success or failure can be made. Bullion River has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Bullion River’s net loss since inception is $3,110,748. For the 12 months ended December 31, 2004, operating expenses increased by $2,863,970. See “Management Discussion and Analysis on page 17 for more details.

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

2.  Because Bullion River’s auditors have issued a going concern opinion and because its officers and directors will not loan any money to Bullion River, it may not be able to achieve its objectives and may have to suspend or cease operations.

Bullion River’s auditors have issued a going concern opinion. This means that the auditor doubts that Bullion River can continue as an ongoing business for the next twelve months. Because Bullion River’s officers and directors are unwilling to loan or advance any additional capital, Bullion River may have to suspend or cease operations.

Page - 9

3.  Bullion River has no known ore reserves and cannot guarantee that it will find any ore reserves, or if Bullion River finds any ore reserves, that production would be profitable. If no ore reserves are found, Bullion River may have to cease operations.

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

4.  Bullion River does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs and as a result may have to suspend operations.

Bullion River’s mineral exploration programs are limited and restricted by the amount of working capital that Bullion River has and is able to raise from financings. Bullion River does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs. As a result, the Subsidiary may have to suspend or cease its operations on those particular mineral claims.

Bullion River’s current operating funds are less than necessary to complete proposed mineral exploration programs of each of the Subsidiaries, and therefore Bullion River will need to obtain additional financing in order to complete each of the proposed mineral exploration programs. As of March 16, 2005, Bullion River had cash in the amount of $218,075. Bullion River currently does not have any operations and has no income. Bullion River’s mineral exploration programs call for significant expenses in connection with the exploration of the respective mineral claims. While Bullion River has sufficient funds to complete Phase 1 of some of the proposed mineral exploration programs and for ongoing administrative expenses, Bullion River will need to raise additional capital of approximately $13 million to proceed with and complete all Phase 1’s of the proposed mineral exploration programs. Bullion River will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. Bullion River will require additional financing to sustain its business operations if Bullion River is not successful in earning revenues once exploration is complete. Bullion River currently has an offering open for up to $5.25 million, which approximately $5 million has already been subscribed for, but Bullion River can provide no assurance to investors that Bullion River will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River. The most likely source of future funds presently available to Bullion River is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of further exploration would be the offering by Bullion River of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or private loans.

5.  If Bullion River and its Subsidiaries do not complete the required exploration expenditures and make the required option payments mandated in the various option agreements, Bullion River will lose its interest in the mineral claims and Bullion River’s business may fail.

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

6.  Rain and snow may make access to certain mineral claims impossible during the year. This will delay Bullion River’s proposed mineral exploration programs, which could prevent Bullion River from generating revenues.

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

Page - 10

7.  We may not have access to all of the supplies and materials we need for exploration, which could cause Bullion River to delay or suspend operations.

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

Risks associated with Bullion River’s industry:

8.  Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Bullion River’s business will fail.

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

9.  The gold and silver markets are volatile markets that have a direct impact on Bullion River’s revenues and profits and the market conditions will effect whether Bullion River will be able to continue its operations.

The current price of an ounce of gold is approximately $427 and the current price of an ounce of silver is approximately $7.15. In order to maintain operations, Bullion River will have to sell its gold and silver for more than it costs to mine it. The lower the price the more difficult it is to do this. If Bullion River cannot make a profit it will have to cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market price of gold, the greater the chance that Bullion River’s operation will not be profitable and that Bullion River will have to cease operations.

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

10.  Because of the inherent dangers involved in mineral exploration, there is a risk that Bullion River may incur liability or damages as Bullion River conducts its business.

The search for valuable minerals involves numerous hazards. As a result, Bullion River may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Bullion River cannot insure or against which Bullion River may elect not to insure. The payment of such liabilities may have a material adverse effect on Bullion River’s financial position.

11.  Bullion River faces significant competition in the mineral exploration industry.

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

Page - 11

12.  Government regulation or any change in such regulation may adversely affect Bullion River’s business.

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

13.  Bullion River’s business and operating results will be harmed if it is unable to manage growth in its business.

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

14.  Bullion River’s stock price is volatile.

The stock markets in general, and the stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Bullion River’s common shares has fluctuated in the past and is likely to fluctuate in the future as well, especially if Bullion River’s common shares continue to be thinly traded. Factors that may have a significant impact on the market price of Bullion River’s common shares include:

a.	actual or anticipated variations in Bullion River’s results of operations;
b.	Bullion River’s ability or inability to generate new revenues;
c.	increased competition;
d.	government regulations, including mineral exploration and environmental regulations;
e.	conditions and trends in the mineral exploration industry;
f.	proprietary rights;
g.	rumors or allegations regarding Bullion River’s financial disclosures or practices; or
h.	the volatility of the gold and silver market prices.

Bullion River’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Page - 12

15.  A small number of Bullion River’s stockholders own a substantial amount of Bullion River’s common shares, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Bullion River’s common shares could drop significantly.

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

16.  Bullion River may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

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

17.  Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies that will prevent them from devoting full-time to our operations, which may affect Bullion River’s operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. Messrs. Kuhn and Bradley’s other activities will prevent them from devoting full-time to Bullion River’s operations. This will slow Bullion River’s operations and may reduce its financial results because of the slow down in operations.

18.  Bullion River does not expect to pay dividends in the foreseeable future.

Bullion River has never paid cash dividends on its common shares and has no plans to do so in the foreseeable future. Bullion River intends to retain earnings, if any, to develop and expand its business.

19.  “Penny Stock” rules may make buying or selling Bullion River’s common shares difficult, and severely limit their market and liquidity.

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

Item 2. Description of Property.

Bullion River operates from its principal executive office at 1325 Airmotive Way, Suite 325, Reno Nevada. Bullion River’s telephone number is 775-324-4881. In February 2004, Bullion River leased this premise for one year for $1,800 per month. The lease was renewed in November 2004 for a one-year extension expiring on February 28, 2006 at a rate of $1,848 per month. On November 18, 2004, Bullion River entered into a lease agreement for additional office space for a fourteen-month term commencing January 1, 2005 and expiring on February 28, 2006 for $2,404 per month. The additional space was required for bringing investor communications and accounting functions “in house” from outside consultants. Also, Bullion River is renting an office for the operations of North Fork Mining Corp. and is paying $975 per month from October 15, 2004 to April 30, 2005. During the fiscal year ending December 31, 2004, Bullion River paid $19,605 for rent.

Bullion River has also leased a storage facility in Sparks, Nevada for the diamond drill cores from its properties. Bullion River has leased this storage until the end of 2005 and has paid the rent in full up to date.

Page - 13

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

In August 2004, Bullion River and its Subsidiaries staked an additional 22 mineral claims in California. Also, in October 2004, Bullion and its Subsidiaries acquired an option on an additional 28 patented and 27 unpatented mineral claims in California.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Bullion River’s common shares have been quoted on the NASD OTC Bulletin Board since October 1, 2003 under the symbol “BLRV” (formerly “DYSI”). However, the first trade occurred in November 2003. The table below gives the high and low bid information for each fiscal quarter since Bullion River’s common shares have been quoted. The bid information was obtained from OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 March 2005	1.42	1.18	OTC Bulletin Board
31 December 2004	0.93	0.89	OTC Bulletin Board
30 September 2004	0.84	0.77	OTC Bulletin Board
30 June 2004	0.66	0.60	OTC Bulletin Board
31 March 2004	$1.37	$0.90	OTC Bulletin Board
31 December 2003	$0.00	$0.00	OTC Bulletin Board

Page - 14

(b) Holders of Record

There are approximately 64 holders of record of Bullion River’s common shares.

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

(d)  Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In March 2004, Bullion River received subscription agreements for an aggregate $850,000 in subscription funds for a total of 850,000 units at an offering price of $1.00 per unit. Each unit consists of one restricted common share and one restricted warrant. Each restricted warrant is convertible into one restricted common share. The restricted warrant was exercisable for two years at an exercise price of $1.50 per warrant. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The value of the shares was arbitrarily set by Bullion River and had no relationship to its assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of these shares. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Bullion River received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions. The net proceeds to Bullion River were $850,000.

On April 30, 2004, Bullion River raised $125,000 in cash from the $1.00 unit offering and issued an aggregate 125,000 restricted units to one subscriber.

On July 20, 2004, Bullion River raised $50,000 in cash from the $1.00 unit offering and issued an aggregate 50,000 restricted units to one subscriber.

On September 29, 2004, Bullion River issued, as part of the $1.00 unit offering, 200,000 restricted units as repayment of $200,000 in loan proceeds owed to a lender.

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

Also, on March 18, 2004, Bullion River issued 30,000 restricted common shares at $1.00 per share to Jacob Margolis pursuant to Section 4(2) of the Securities Act of 1933. Jacob Margolis was in possession of all material information relating to Bullion River. The 30,000 restricted common shares were issued as a consultant fee pursuant to the terms and conditions of a consultant agreement between Bullion River and Jacob Margolis. See Exhibit 10.6 - Consulting Agreement for more details. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Page - 15

Also, on March 18, 2004, Bullion River issued 25,000 restricted common shares at $1.00 to Jacob Margolis pursuant to Section 4(2) of the Securities Act of 1933. Jacob Margolis was in possession of all material information relating to Bullion River. The 25,000 restricted common shares were issued as a finder’s fee for locating the Painted Hills Property. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

On July 20, 2004, Bullion River issued 30,000 restricted common shares at $1.00 to Glenn Blachford pursuant to Section 4(2) of the Securities Act of 1933. Glenn Blachford was in possession of all material information relating to Bullion River. The 30,000 restricted common shares were issued as a one time consultant fee in accordance with the terms and conditions of the consultant agreement, which was approved by the directors on June 1, 2004. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

On September 8, 2004, Bullion River authorized the issuance of up to 5,000,000 units at an offering price of $0.75 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant was exercisable for two years at an exercise price of $1.00 per warrant. The value of the units was arbitrarily set by Bullion River and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On September 29, 2004, Bullion River raised $750,000 in cash from the $0.75 unit offering and issued an aggregate 1,000,001 restricted units to three subscribers.

Also on September 29, 2004, Bullion River issued, as part of the $0.75 unit offering, 93,334 restricted units as repayment of $70,000 in loan proceeds owed to a lender.

On November 16, 2004, Bullion River raised $224,250 in cash from the $0.75 unit offering and issued an aggregate 299,000 restricted units to eleven subscribers.

On November 17, 2004, the Board of Directors approved the amendment to all issued and outstanding warrants by changing the term of the warrants from two years to three years and changed the terms of the $0.75 unit offering so that each new warrant issued would be for a term of three years.

On December 10, 2004, Bullion River raised $137,500 in cash from the $0.75 unit offering and issued an aggregate 183,333 restricted units to two subscribers.

On December 10, 2004, Bullion River issued an aggregate 2,000 restricted units as a finder’s fee to one finder.

On December 22, 2004, Bullion River raised $18,750 in cash from the $0.75 unit offering and accepted a subscription from one subscriber for 25,000 restricted units. The shares were subsequently issued on January 5, 2005.

On December 29, 2004, Bullion River raised $376,000 in cash from the $0.75 unit offering and issued an aggregate 501,333 restricted units to two subscribers.

On February 2, 2005, Bullion River raised $67,500 in cash from the $0.75 unit offering and issued an aggregate 90,000 restricted units to two subscribers.

On February 16, 2005, Bullion River raised $37,500 in cash from the $0.75 unit offering and issued an aggregate 50,000 restricted units to one subscriber.

On March 22, 2005, Bullion River raised $360,750 in cash from the $0.75 unit offering and issued an aggregate 481,000 restricted units to seven subscribers.

Finally, Bullion River has received subscription agreements from 43 subscribers for an aggregate 4,013,928 units. As of the date of this report, none of these units have been issued to the subscribers. Bullion River expects to issue and deliver the units shortly.

Page - 16

Bullion River relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Bullion River received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Also, as part of the $0.75 unit offering, on December 10, 2004, Bullion River raised $137,500 in cash and issued an aggregate 183,333 restricted units to two subscribers and an additional 2,000 restricted units as a finder’s fee, and on February 2, 2005, Bullion River raised an additional $150,000 in cash and issued an aggregate 200,000 restricted units to one subscriber. For both these subscriptions, management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares have been legended with the applicable trading restrictions.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BULLION RIVER GOLD CORP. FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

Bullion River was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”. Bullion River was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when Bullion River changed its business direction to the exploration of gold and silver in the western United States. The Company's principal executive offices are in Reno, Nevada.

Page - 17

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.). All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003. On September 30, 2004 the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004.

The Company has not commenced significant operations and was considered a development stage company until it changed business direction in December 2003 and became an exploration company.

Results of Operations

Revenue

We anticipate that significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver. There is no guaranty that we will locate viable gold or silver reserves, and if such minerals are discovered that we will enter into commercial production, or that if we do locate viable mineralization that we will be able to secure the financing necessary to proceed with extraction of these minerals.

Expenses

For the year ended December 31, 2004, our expenses totaled $2,965,185 compared to $101,215 for the year ended December 31, 2003. This is an increase of $2,863,970 or 2,830%. This unfavorable variance was due to an increase of $1,874,409 in exploration costs, $222,389 in investor relations and promotion costs, $156,408 in administrative fees, $150,299 in professional fees, $149,691 in consulting fees, $109,698 in travel expenses, $46,692 in salaries and wages, $43,791 in office expenses, $28,156 in filing fees, $26,910 in insurance, $19,605 in rent, $13,050 in depreciation, $4,826 in interest and bank charges, and interest on debt of $6,838, offset by an income tax refund of $833 and a decrease in extinguishment of debt of $12,041. The increases were due to our change in business direction, commencement of our exploration program, hiring of key management and staff and consulting fees paid for planning and engineering the exploration process, and an increase in corporate communications.

For the year ending December 31, 2003, our expenses were $101,215 compared to $43,348 for the year ending December 31, 2002. This was an increase of $57,867 or 133%. This unfavorable variance was due to an increase of $25,000 in administrative fees, $23,475 in consulting fees, $9,290 in professional fees, $12,500 in salaries and wages, $1,844 in filing fees, $267 in interest and bank charges, $1,697 in office expenses, and $2,674 in travel expenses, offset by an extinguishment of debt of $18,880. The increases were due to the change in business direction.

Liquidity and Financial Condition

Cash and Working Capital

We had cash of $273,331 and a working capital deficit of $261,464 at December 31, 2004. During the year ended December 31, 2004, we used $2,396,751 in cash for operating activities, primarily for a net loss of $2,965,185, an increase in prepaids of $89,184 and a gain on extinguishment of debt of $6,839 offset by depreciation of $13,050, common stock issued for services and related expenses of $128,650 and an increase in accounts payable and accruals of $522,757. Cash used in operations of $2,396,751 was financed by a sale of common stock of $2,473,385, an advance payable of $84,572 and note payable of $70,000 offset by an investment in fixed assets of $109,615. A decrease in working capital of $190,901 was due to an increase in current assets of $209,589 that was more than offset by an increase in current liabilities of $400,490. We have accumulated a deficit of $3,110,748 since inception and have a stockholder’s deficiency of $164,899. We have no contingencies and our long-term commitments are disclosed in the consolidated financial statements and related notes appearing elsewhere herein and in the following commitment table.

We had cash of $152,926 and a working capital deficit of $70,563 at December 31, 2003. During the year ended December 31, 2003, we used $122,085 in cash for operating activities, primarily for an operating loss of $101,215, a gain on extinguishment of debt of $18,880 and a decrease in accounts payable of $1,907. Cash used in operations of $122,085 was financed by a sale of common stock of $39,150, an advance payable of $34,308 and a note payable of $200,000. A decrease in working capital of $62,065 was due to an increase in current assets of $151,456 that was more than offset by an increase in current liabilities of $213,521. We have accumulated a deficit of $145,563 since inception and have a stockholder’s deficiency of $70,563. We have no contingencies or long-term commitments except for commitments under the option agreements, that we entered into subsequent to December 31, 2003.

Page - 18

Internal and External Sources of Liquidity

Over the next twelve months Bullion River plans to fund its operations through the issuance of common stock, financing in the form of notes payable, and if exploration is successful through the sale of gold or silver.

Critical Accounting Policies

Mineral Properties

Bullion River confines its exploration activities to areas from which gold and silver have been previously produced, or to properties that are contiguous to such areas and have demonstrated mineralization. Bullion River will expense the costs of acquiring options on the mineral claims and exploration costs until established economically recoverable reserves are found, after which, costs to develop the mineral claims will be treated as an asset. At this time it is unknown when established economically recoverable reserves will be found. Properties that do not have economically recoverable reserves will be abandoned.

Reclamation and Abandonment Costs

Adoption of SFAS 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs are not expected to have an impact on Bullion River’s financial statements while they are in the exploration stage. Once the Company commences operations, the policy requires that reclamation and closure costs including site rehabilitation costs be recorded at the estimated present value of reclamation liabilities and recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing, or the amount of the original present value estimate.

Deferred Stripping Costs

A committee of the Emerging Issues Task Force (“EITF”) discussed the accounting for deferred stripping costs but did not reach a consensus in 2004. The Task Force considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the Task Force directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited. The Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Contractual Obligations

Bullion’s contractual obligations payable for the years ended December 31 are:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Option payments	$ 761,970	$ 289,970	$ 312,000	$ 80,000	$ 80,000
Consulting fees	10,000	10,000	-	-	-
Lease/rental commitments	84,468	75,964	8,504	-	-

Plan of Operation for the Next Twelve Months

During 2004 we spent $1,536,996 on exploration activities, which included acquiring options on the following properties: Antone Canyon property, Corcoran Canyon property, Cimarron property, Thomas Creek property, North Fork property, and French Gulch property. We also acquired the Painted Hills and Wenban properties by staking them ourselves. We paid for the properties and expenses through the issuance of common stock and advances payable.

During 2004, we commenced phase 1 testing on all of our properties. We plan to commence and complete phase 1 exploration programs in 2005 at the following properties: Antone Canyon, Wenban Spring, Painted Hills, Corcoran Canyon, and North Fork. At the end of an unsuccessful drilling campaign the Thomas Creek claims were abandoned and the Thomas Creek Mining Corp. changed its name to Wenban Spring Mining Corp. Once we have completed phase 1 exploration drilling programs on our properties, we plan to immediately conduct an analysis and evaluation of the results to determine the feasibility of commencing phase 2 drilling programs.

Page - 19

Phase 2 exploration programs in 2005 will target any projects that show encouraging drill results from phase 1, however, embarking on this second phase depends not only on the drilling results obtained during phase 1, but on the general outlook for gold and silver prices. We anticipate commencing phase 2 exploration programs on one to four of our projects during 2005.

The following table sets out the estimated; costs, commencement dates, and completion dates of our proposed exploration programs during 2005, if tests and assay results, market conditions, and capitalization are optimal.

Property	Estimated Exploration Costs for 2005	Estimated Commencement Date	Estimated Completion Date
French Gulch	$ 3,493,500	January 2005	2nd Quarter
North Fork	2,183,700	April 2005	4th Quarter
Corcoran Canyon	223,500	May 2005	3rd Quarter
Wenban Spring	182,900	June 2005	3rd Quarter
Painted Hills	254,000	July 2005	3rd Quarter
Antone Canyon	170,000	August 2005	3rd Quarter
Cimarron	11,500	2006	N/A
Total	$ 6,519,100

During the first half of 2005 we plan to concentrate on the French Gulch property. At March 15, 2005 we had completed 18 underground drill test holes. The first 16 holes, targeting the Lucky-7 vein, were successful in extending high-grade gold mineralization at least 200 feet below previously mined levels. Holes 17 and 18 were the first holes that will test the Washington vein. They are approximately 400 feet north of the Lucky-7 vein. These two holes intersected the Washington vein as expected, with one hole showing obvious visible gold. Four of the first 5 holes returned assays grading above 1 opt gold. Assays are pending for holes 6 through 18. Core logging continues to encounter visible gold in quartz veins and massive vein intervals with visible gold as wide as 10 feet down-hole. We plan to complete a preliminary resource/reserve calculation after phase 1. Second phase in-fill drilling will then be undertaken at French Gulch to complete the desired 58-hole drill-grid spacing of 50 feet on the Lucky-7 and 75 feet on the Washington vein.

Our drilling, sampling, and assaying practices are being actively audited by SRK Consulting, who is satisfied with procedures that are in place. Core samples are being assayed at BSi Inspectorate, Reno, Nevada. We conduct a rigorous quality control program. Metallic screen assays are pending on the first 5 holes. SRK Consulting will also be heading resource calculations once sufficient drilling has been completed.

Once phase 2 exploration has been completed, the results will be evaluated to determine production viability. This will be based on mineralization, the gold and silver markets, and the engineering and production costs to economically extract and process.

In anticipation of going into production at French Gulch, due to the promising test drill results, we are currently re-evaluating previous estimates for mill and mine rehabilitation, and adjusting for the latest cost factors before being presented to an independent engineering firm, which will ensure the highest quality standards.

Current pre-production development estimates for the French Gulch mill and mine rehabilitation are as follows:

French Gulch Proposed Budget	Proposed
Mill Rehabiliation	$ 3,100,000
Mine Development	2,395,900

Total Proposed	$ 5,495,900

We expect to continue with phase 1 of our proposed exploration programs on our other properties during the second quarter of 2005. We expect to start on our North Fork property in April, Corcoran Canyon in May, Wenban Spring in June, Painted Hills in July, and Antone Canyon in August. We do not anticipate continuing with phase 1 of our exploration program on the Cimarron property until 2006.

Page - 20

During 2005 we plan to continue to seek projects that contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. This focus is in regions containing gold or silver deposits primarily in the Great Basin of the western United States and the Mother lode belt in California. There is no assurance that we will locate any high grade and large tonnage, or locate projects that contain the potential for mineralization concealed under post-mineral cover, or that there is sufficient high grade or large tonnage of gold or silver to make the project commercially viable.

Unless our anticipated production projects contain commercially viable sources of gold or silver and until such time as we achieve significant revenues from the sales of gold or silver we will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significant, and we cannot guarantee that we will be able to obtain the required working capital to bring a mine into commercial production.

We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future except for the possible development of our mineral properties. As we proceed with our production and exploration programs we will need to hire independent contractors as well as purchase or lease additional equipment.

Subsequent to December 31, 2004 we received $701,200 in private placement funds for 934,933 units at $0.75 per unit. We plan to spend this money on operating and exploration costs. We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program. The issuance of additional shares will result in dilution to existing shareholders of the Company.

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

On October 6, 2004, French Gulch entered into an exploration agreement with an option to purchase the Washington Niagara property from the Washington-Niagara Mining Partnership ("WN Partnership"). Under the terms of the agreement French Gulch (1) has been granted the exclusive right to conduct exploration work on the Washington Niagara Property until September 30, 2005, (2) paid $15,000 upon signing the agreement, (3) is required to pay $50,000 on June 1 and August 1, 2005, and (4) can exercise its option to acquire the property anytime up to October 1, 2005.

If French Gulch exercises its option it is required to make bi-monthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bi-monthly payments of $175,000. Ownership of the property will transfer to French Gulch once the aggregate amount of payments made by French Gulch to the WN Partnership total $1,500,000.

On August 17, 2004, French Gulch staked an additional 22 mineral claims in the French Gulch district in Shasta County, California at a cost of $12,900. We have named these newly staked claims, along with the Washington Niagara property, the "French Gulch" properties.

French Gulch Property

The following information concerning the Washington Niagara Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Plant and Equipment

The project includes a mill that operated as recently as 2002, consisting of gravity and flotation circuit as well as a furnace for producing ore. There is also some small equipment on the property.

Page - 21

Exploration Program

We do not claim to have any ores or reserves whatsoever at this time on the French Gulch Claims.

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

At the Washington mine, a series of at least six steeply-dipping, east-trending gold-bearing quartz veins occur across a minimal width of 800 feet and a strike length of at least 1,000 feet. Mineralization has been mined over a vertical range of only 500 feet along ore shoots, which rake moderately west (approximately 45 degrees), but mineralization remains open at depth and along strike. Coarse visible gold is common.

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

Recent intensive underground sampling across veins has returned high grades. Results from the first five holes on the Lucky-7 vein structure confirm the down-dip continuity of the high-grade vein zone mined at higher levels. Four of the first 5 holes returned assays grading above 1 opt (ounces per ton) Au. Results include: 0.335 opt Au over 40.5 feet in hole RBU-4 containing 7.7 feet grading 1.184 opt Au and 2.5 feet grading 0.984 opt Au; and 1.347 opt Au over 10 feet in hole RBU-1 containing 6.05 opt Au over 2.2 feet.

Status of Exploration Program

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

Our proposed budget for phase 1 of our proposed exploration program on the French Gulch property is as follows:

BLM and county fees (2005-2006)	$ 22,500
Option payments	100,000
Surface and undergroung exploration drilling	2,459,000
Development of mine engineering plan	100,000
Development of mill upgrade and expansion plan	250,000
Contingency 20%	562,000

Total Proposed Budget	$ 3,493,500

We rehabilitated an underground adit and started excavation of an underground drill chamber. This work was completed in January 2005 and underground drilling started. Surface sampling and mapping was conducted and a 3-D model completed. Surface and underground drill locations were determined. Surface RC drilling started and was abandoned due to strong hole deviation and extraordinarily high costs. A Storm Water Pollution Prevention Plan was submitted and the Feasibility Study started.

Page - 22

We have completed 18 underground drill holes in our resource-definition program. The first 16 underground core holes totaling approximately 9,000 feet represent about 30% of the planned 31,000 foot, 58 hole, phase-1 program aimed at delineating reserves on the Lucky-7 and Washington veins. The first 16 holes, targeting the Lucky-7 vein, were successful in extending high-grade gold mineralization at least 200 feet below previously mined levels. Assays are pending for holes 6 through 18. The assay results for the first 5 holes is reported in the above proposed exploration program section. Holes 17 and 18 were the first holes that will similarly test the Washington vein, approximately 400 feet north of the Lucky-7 vein. The first two Washington holes intersected the vein as anticipated with one hole containing obvious visible gold. Further, the holes have also crossed an additional undeveloped vine between the Washington and Lucky-7 veins.

We are currently scheduling a district-wide exploration effort to begin assessments beyond the Washington mine, the site of the resource-definition effort. This effort will consist of a rigorous district-scale geologic evaluation along with assessments of mineralized areas. For example, the historic Niagara mine about 4000 feet west of the Washington developed a high-grade ore shoot for about 800 feet down-dip. This vein and vein trend has not yet been explored. One historic drift lying 550 feet below mined levels intersected multiple quartz veins with visible gold, but no mining was conducted. We plan to map and sample this drift during the initial stage of the mine’s evaluation. Similar to Washington, the veins at Niagara are hosted in a dike swarm. A surface core-drilling program is planned for the Niagara area as well as for step-outs along the Washington and Lucky-7 vein trends to the east.

We began our phase-1 in January 2005 and expect to complete this phase during the second quarter of 2005.

During the year ended December 31, 2004, we spent $432,138 on exploration, including option payments, BLM and county fees on the French Gulch Property.

North Fork Mining Corp.

On February 23, 2004, Bullion River’s wholly owned subsidiary North Fork Mining Corp. ("North Fork") was assigned three options to acquire a 100% undivided right, title and interest in 42 unpatented mineral claims located in Sierra County in the State of California.

The terms of two of the three North Fork option agreements (Forest Mines, Inc. and Mugwump Mining Company) for a total of 35 unpatented claims are for 5 years and expiring on July 3, 2007. In order to keep these two options in good standing we are required to pay, per agreement, minimum royalty payments of (1) $500 per month until July 3, 2005, (2) $1,000 per month until July 3, 2006 and (3) the greater of $5,000 per month or a 5% NSR during the fifth year. We must also make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option. At the end of the five year term, after all of the royalty payments have been made, we will have acquired a 100% undivided right, title and interest in these 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under both of the agreements.

Under the terms of the third North Fork option agreement (Donald Williams) for 7 unpatented claims is dated March 4, 2003 we can acquire an undivided 100% interest in these mineral claims by (1) paying the owner $10,000 upon completing a Stage 1 drilling and exploration program and deciding to continue with exploration, and (2) paying the owner $70,000 upon completing a Stage 2 drilling and exploration program and deciding to continue with exploration.

North Fork Property

The following information concerning the North Fork Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Plant and Equipment

We do not own a plant, but we have some small equipment and storage facilities on the North Fork Property.

Proposed Exploration Program

We do not claim to have any ores or reserves whatsoever at this time on the North Fork Property

We plan to conduct exploration to determine what amount of minerals, if any, exist on the North Fork Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the North Fork Property.

Page - 23

Our proposed exploration program consists of two phases, which includes (1) rehabilitate the underground access and to position drill rigs at the lower part of the decline, (2) to drill 20,000 feet of diamond drill holes from the decline, and (3) drive exploration drifts 150 meters north and 150 meters south with a decline of 14% and with five additional diamond drill stations that would include an additional 20,000 feet.

In phase 1, we plan to rehabilitate the underground access, construct three drill stations at the lower part of the decline and complete a core drilling program of 10,000 feet. The drilling has the potential to intersect significant gold mineralization around areas where previous underground sampling has confirmed the presence of high-grade (+0.50 opt) gold. The goal is to identify approximately 250,000 ounces. The following table summarizes our proposed preliminary budget for phase 1 of our proposed mineral exploration program. Commencing phase 2 of the exploration will depend upon the results obtained during phase 1.

Our proposed budget for phases 1 is as follows:

North Fork
BLM fees and county recording fees (2005-2006)	$ 7,000
Option payments	18,000
Drilling 20,000ft @ $25/ft.	500,000
Decline rehabilitation, engineering, permitting, etc.	1,294,700
Contingency 20%	364,000

Total Proposed Budget	$ 2,183,700

We obtained the necessary permits for underground rehabilitation and exploration drilling and have commenced an underground exploration program with offsite mobilization and engineering.

Status of Our Exploration Program

We started to mobilize on site in October 2004 and have set up infrastructure in order to start rehabilitation work. Due to extreme snowfalls and melting conditions, work was suspended in January 2005. As soon as weather permits, we plan to resume work on the North Fork Property, we expect this work to commence in April of 2005 and continue into the fourth quarter of 2005. During the year ended December 31, 2004, we spent $612,063 on exploration, including option payments, BLM and country fees, on the North Fork Property.

Corcoran Canyon Mining Corp.

On February 18, 2004, Bullion River’s wholly owned subsidiary Corcoran Canyon Mining Corp. ("Corcoran Canyon") was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option agreement dated February 28, 2003, is for a term of 3 years and expires on February 28, 2006. In order to maintain the option, we must (1) pay all annual claim and lease maintenance fees as required to keep the property in good standing, (2) incur exploration expenditures of at least $50,000 on or before each of February 28, 2005 and 2006, and (3) to carry a comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence. All required payments under the original option agreement have been made.

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

In addition a 100% undivided interest in 89 unpatented mineral claims in Nye County were transferred to Corcoran Canyon by Golden Spike Mining.

Corcoran Canyon Property

The following information concerning the Corcoran Canyon Property has been compiled by Bullion River’s president, Peter M. Kuhn, M. E. and Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

Page - 24

Plant and Equipment

We do not own a plant or any equipment and there is no equipment on the Corcoran Canyon Property.

Proposed Exploration Program

We do not claim to have any ores or reserves whatsoever at this time on the Corcoran Canyon Property.

During 2005, we are planning to conduct exploration to determine what amount of minerals, if any, exist on the Corcoran Canyon Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Corcoran Canyon Property.

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

We started our phase 1 proposed mineral exploration program in October 2004; however, due to inclement weather, the program had to be abandoned with the first hole. The program will resume in approximately May of 2005 and we expect to complete it during the third quarter of 2005. The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially viable reserves. The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1.

Our estimated budget for phase 1 of our proposed 2005 mineral exploration program on the Corcoran Canyon Property is as follows:

Corcoran Canyon
BLM fees and county recording fees (2005-2006)	$ 14,000
Insurance	5,500
Reverse Circulation drilling (6,000 feet of RC drilling in 4 to 5 holes)	147,000
Assaying and engineering	15,000
Drill site preparation and reclamation	5,000
Contingency 20%	37,000

Total Proposed Budget	$ 223,500

During the year ended December 31, 2004, we spent $105,479 on exploration, including option payments, BLM and county fees and insurance, on the Corcoran Canyon property. At February 28, 2005 we had spent $5,429 of the required $50,000 on exploration and were not in compliance with the terms of our option agreement.

Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.)

During September, 2004 the Thomas Creek claims were abandoned after an unsuccessful drilling campaign and as such, Thomas Creek Mining Corp. changed its name to Wenban Spring Mining Corp. ("Wenban") and will be focusing its activities on the Wenban Spring claims.

During the year ended December 31, 2004, a total of $273,648 was spent on exploration, including option payments and BLM and county fees, on the Thomas Creek property.

During June 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada.

Page - 25

Wenban Spring Property

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

Project Geology

Regional structural analysis and project-scale geologic data indicate that a north-northwest trending range-front fault zone passes through the property. Fault systems of this orientation are the dominant control to gold deposits in the Cortez region, both Carlin-type sediment-hosted and volcanic-hosted epithermal systems. South of the property, the range-front orientation has a northeast trend that is the more typical range-front orientation. The switch to this north-northwest trend creates an embayment in the northern Toiyabe Range in the project area in which post-mineral alluvial cover may be thin. Rocks exposed in the range on the wet side of the structure are upper-plate siliciclastic rocks which overlie potentially productive carbonate units like those that host the Toiyabe and Cortez Hills gold deposits. Preliminary field work has identified an altered northwest-trending dike on the property. The altered dike is a further indication that the northwest fault zone is significant, deeply tapping and potentially mineralized.

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

Our proposed budget for phase 1 of our proposed mineral exploration program on the Wenban Spring Property is as follows:

Page - 26

Wenban Spring
BLM fees and county recording fees	$ 26,000
Drilling	116,000
Reclamation	10,400
Contingency 20%	30,500

Total Proposed Budget	$ 182,900

During 2004, we completed a surface mapping and sampling program as well as a geophysical investigation on site. The results have lead to the determination of drill hole locations. We have submitted a Plan of Operations to the BLM, which has been approved subject to submitting the bond and subsequent approval of it. We plan to start drilling in the spring of 2005 as soon as weather permits. The decision to extend the proposed mineral exploration program on the Wenban Spring property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1.

Status of Proposed Exploration Program

During the year ended December 31, 2004, we spent $114,964 on exploration, including BLM and county fees on the Wenban Spring property. We have completed our surface sampling and mapping as well as the geophysical test program. A Plan of Operations has been approved by the BLM subject to submitting the required bond. We plan to start drilling in June of 2005 and complete our program in the third quarter of 2005.

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

Proposed Exploration Program

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

We have completed in 2004 a district rock-chip sampling and mapping program. The program is designed to test the exposed vein system at depth, and test for veining beneath pediment cover to the east.

We have planned a program of mapping, sampling and geophysical surveys, followed by a drilling campaign, which will take approximately six weeks to complete beginning approximately in July 2005.

Page - 27

We have obtained from the BLM an exploration permit for the Painted Hills Property. Our proposed budget for phase 1 of our proposed mineral exploration program is as follows:

Painted Hills
BLM fees and county recording fees (2005-2006)	$ 5,500
Reverse Circulation drilling (6,000 feet of RC drilling in 4 to 5 holes)	181,000
Assaying and engineering	18,000
Drill site preparation and reclamation	7,500
Contingency 20%	42,000

Total Proposed Budget	$ 254,000

The decision to extend the proposed mineral exploration program on the Painted Hills Property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching, or drilling before we will be able to identify commercially viable reserves. The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1.

During the year ended December 31, 2004, we spent $18,782 on exploration, including BLM and county fees, on the Painted Hills Property.

Antone Canyon Mining Corp.

On January 9, 2004, the Company’s wholly owned subsidiary Antone Canyon Mining Corp. ("Antone") was assigned an option to acquire a 100% undivided right, title and interest in 60 unpatented mineral claims located in Nye County in the State of Nevada.

The Antone Canyon option agreement is for a term of 10 years and expires on December 11, 2012. In order to maintain the option in good standing, Antone is required to pay the owner of the mineral claims annual payments of $40,000 on or before December 12, until the expiration of the option or until Antone exercises the option. All required payments under the option agreement have been made.

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

The local geology consists of Lower Paleozoic, variably-metamorphosed sedimentary rocks, including limestone, calcareous siltstones, argillites, phyllites, schist and quartzite, occupying a northeast-trending wedge between two large Cretaceous plutons. The Antone Canyon Property is located within the Barcelona Mining District, which is a zoned, polymetallic mineral system genetically related to the Cretaceous intrusive activity, which contains zones of high-grade gold-lead-zinc, gold-silver, silver, mercury-antimony veins as well as copper and molybdenum mineralization.

We do not claim to have any ores or reserves whatsoever at this time on the Antone Canyon Property.

Page - 28

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

During 2004 we completed our initial drill program consisting of three drill holes to test the strike and depth extension of known high grade structures. The assay results of these 3 drill holes results showed anomalous gold in holes #1 and #2 and 0.424 oz/ton over 20 ft in hole #3.

Proposed Exploration Program

We plan to continue with our proposed phase 1 drilling program during August of 2005. We anticipate completing this program in September of 2005. Our estimated budget for our proposed mineral exploration program on the Antone Canyon property is as follows:

Antone Canyon
BLM fees and county recording (2005-2006)	$ 6,500
Option Payment	40,000
Drilling	80,000
Assaying and engineering	10,000
Reclamation	5,000
Contingency 20%	28,500

Total Proposed Budget	$ 170,000

During the year ended December 31, 2004, we spent $293,827 on exploration, including option, BLM and county fees on the Antone Canyon property.

Cimarron Mining Corp.

On February 19, 2004, Bullion River’s wholly owned subsidiary Cimarron Mining Corp. ("Cimarron") was assigned an option to acquire a 100% undivided interest in 30 unpatented mineral claims located in Nye County in the State of Nevada (the "Cimarron Property"). On August 22, 2003, Golden Spike Mining entered into an option agreement with the owner of the mineral claims, Brancote US Inc. (“Brancote”), who was and is an arms’ length party to the transactions. The option agreement includes the 24 unpatented mineral claims optioned by Brancote and an additional 6 unpatented mineral claims previously optioned to Brancote in accordance with the terms of a previous option agreement dated June 1, 1994.

The Cimarron option agreement, dated August 22, 2003, is for the 24 unpatented claims, which had a term of 3 years and expires on August 22, 2006. In order to maintain the option, we must (1) pay all annual claim and lease maintenance fees required to keep the Cimarron Property in good standing, (2) incur exploration expenditures of at least $50,000 on or before each of August 22, 2004, 2005, and 2006, and (3) carry comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence. All requirements of the option agreement have not been met and our agreement for the additional 6 mineral claims expired on June 1, 2004.

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

Page - 29

Proposed Exploration Program

We do not claim to have any ores or reserves whatsoever at this time on the Cimarron Property.

We must conduct exploration to determine what amount of minerals, if any, exist on the Cimarron Property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Cimarron Property.

We have completed our 3-dimensional analysis of mineralization in the main resource area. The data collected has been evaluated and incorporated into a 3D model. This 3D model has been prepared to assist us in identifying the drill targets.

Analysis of the resource area and other parts of the district is underway, with preliminary results indicating that mineralization in the resource area is open along the strike and that additional high-grade structures have not been adequately tested. A drilling program was outlined.

We are not planning to commence exploration work on the Cimmaron Property until 2006. Proposed Budget 2005 for the Cimarron Property is as follows:

Cimarron Mining
BLM and county fees (2005-2006)	$ 2,500
Insurance	4,000
Claim Maintenance	3,000
Contingency 20%	2,000

Total Proposed Budget	$ 11,500

Status of Proposed Exploration Program

During the year ended December 31, 2004, we had spent $31,328 on exploration including, options payments, BLM and country fees and insurance, on the Cimarron mineral property. At February 28, 2005, we were not in compliance with the option agreement because only $12,601 of the required $50,000 of exploration expenditures had been made. During the year we did not renew our option on the six claims that expired on June 30, 2004.

Environmental

Our exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our exploration activities so as to protect the public health and environment and believe our exploration activities are in compliance with all applicable laws and regulations. In November 2004 we started a phase 1 environmental audit through an independent consulting firm on the property.

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

Page - 30

Forward-looking statements in this Form 10-KSB includes statements regarding the following expectations:

1.	Significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver.
2.
We will locate viable gold or silver reserves, and if such minerals are discovered we will enter into commercial production, or that if we do locate viable mineralization we will be able to secure the financing necessary to proceed with extraction of these minerals.

3.
Over the next twelve months Bullion River will fund its operations through the issuance of common stock, financing in the form of notes payable, and if exploration is successful through the sale of gold or silver.

4.	We will confine our exploration activities to areas from which gold and silver have been previously produced, or to properties that are contiguous to such areas and have demonstrated mineralization.
5.
We will expense the costs of acquiring options on the mineral claims and exploration costs until established economically recoverable reserves are found, after which, costs to develop the mineral claims will be treated as an asset.

6.	We will abandon Properties that do not have economically recoverable reserves.
7.
Reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing, or the amount of the original present value estimate.

8.	We will fulfill our contractual obligations as set out in the Contractual Obligations table.
9.	We will commence and complete phase 1 exploration programs in 2005 at the following properties: Antone Canyon, Wenban Spring, Painted Hills, Corcoran Canyon, and North Fork.
10.
Once we have completed phase 1 exploration drilling programs on our properties, we will immediately conduct an analysis and evaluation of the results to determine the feasibility of commencing phase 2 drilling programs.

11.
Phase 2 exploration programs in 2005 will target any projects that show encouraging drill results from phase 1, however, embarking on this second phase depends not only on the drilling results obtained during phase 1, but on the general outlook for gold and silver prices.

12.	We will commence phase 2 exploration programs on one to four of our projects during 2005.
13.
We will follow the estimated; costs, commencement dates, and completion dates of our proposed exploration programs during 2005 as set out by the table, if tests and assay results, market conditions, and capitalization are optimal.

14.	We will concentrate on the French Gulch property during the first half of 2005.
15.	That we will complete a preliminary resource/reserve calculation after we complete phase 1 on the French Gulch Property.
16.	That we will complete the second phase in-fill drilling at French Gulch including 58-hole drill-grid spacing of 50 feet on the Luck-7 and 75 feet on the Washington vein.
17.	SRK Consulting will continue to actively audit our drilling, sampling, and assaying practices, and will continue to be satisfied with procedures that are in place.
18.	Core samples from the French Gulch site will continue to be assayed at BSi Inspectorate, Reno, Nevada.
19.	We will continue to conduct a rigorous quality control program.
20.	Metallic screen assays that are pending on the first 5 holes from the French Gulch site will be completed.
21.	SRK Consulting will be heading resource calculations once sufficient drilling has been completed at the French Gulch site.
22.	Once phase 2 exploration has been completed, the results will be evaluated to determine production viability at the French Gulch site.
23.
The production viability for the French Gulch site will be based on mineralization, the gold and silver markets, and the engineering and production costs to economically extract and process the gold or silver.

24.
We will be re-evaluating previous estimates for mill and mine rehabilitation, and adjusting for the latest cost factors before being presented to an independent engineering firm, which will ensure the highest quality standards.

25.	We will follow our proposed budget for the French Gulch mill and mine rehabilitation.
26.	We will continue with phase 1 of our proposed exploration programs on our other properties during the second quarter of 2005.
27.	We will start on our North Fork property in April, Corcoran Canyon in May, Wenban Spring in June, Painted Hills in July, and Antone Canyon in August.
28.	We will not continue with phase 1 of our exploration program on the Cimarron property until 2006.
29.
During 2005 we will continue to seek projects that contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover.

30.	We will continue our focus in regions containing gold or silver deposits primarily in the Great Basin of the western United States and the Mother lode belt in California.
31.
That we will locate any high grade and large tonnage, or locate projects that contain the potential for mineralization concealed under post-mineral cover, or that there is sufficient high grade or large tonnage of gold or silver to make the project commercially viable.

32.
Unless our anticipated production projects contain commercially viable sources of gold or silver and until such time as we achieve significant revenues from the sales of gold or silver we will continue to incur losses.

Page - 31

33.	We will not conduct any research or development activities other than the development of our website.
34.	We will not conduct research and development activities in the near future except for the possible development of our mineral properties.
35.	As we proceed with our production and exploration programs we will need to hire independent contractors as well as purchase or lease additional equipment.
36.	We plan to spend the money received from the private placement of funds received subsequent to December 31, 2004 on operating and exploration costs.
37.	We will continue to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program.
38.	That we will comply with the terms of the exploration option agreement with Washington Niagara.
39.	That we will develop exploration strategies and various production scenarios based on information from the three dimensional model of the French Gulch site.
40.	We will follow the budget as set out for the French Gulch site.
41.	We will continue with the excavation of an underground drill chamber on the French Gulch site.
42.	We will continue with the underground drilling started on the French Gulch site.
43.	We will develop the surface and underground drill locations that were determined on the French Gulch site.
44.	We will follow the Storm Water Pollution Prevention Plan that was submitted and the Feasibility Study that was started for the French Gulch site.
45.	We will complete a district-wide exploration effort to begin assessments beyond the Washington mine and the site of the resource-definition effort for the French Gulch site.
46.	We will map and sample the “historic drift” during the initial stage of the mine’s evaluation on the French Gulch site.
47.	A surface core-drilling program will be completed for the Niagara area as well as for step-outs along the Washington and Lucky-7 vein trends to the east.
48.	We will complete phase 1 during the second quarter of 2005.
49.	We will comply with the terms of the North Fork option as set out.
50.	We will conduct exploration to determine what amount of minerals, if any, exist on the North Fork Property and if any minerals that are found can be economically extracted and profitably processed.
51.	Our exploration program will economically explore and evaluate the North Fork Property.
52.
We will complete our proposed exploration program consisting of two phases, which includes (1) rehabilitating the underground access and to position drill rigs at the lower part of the decline, (2) to drill 20,000 feet of diamond drill holes from the decline, and (3) drive exploration drifts 150 meters north and 150 meters south with a decline of 14% and with five additional diamond drill stations that would include an additional 20,000 feet on the North Fork site.

53.	In phase 1, we will rehabilitate the underground access, construct three drill stations at the lower part of the decline and complete a core drilling program of 10,000 feet on the North Fork site.
54.	Our drilling will intersect significant gold mineralization around areas where previous underground sampling has confirmed the presence of high-grade (+0.50 opt) gold on the North Fork Property.
55.	We will identify approximately 250,000 ounces of gold on the North Fork Property.
56.	We will commence a phase 2 program on the North Fork Property.
57.	We will follow the proposed budget set out for the North Fork site.
58.	As soon as weather permits, we will resume work on the North Fork Property and we expect this work to commence in April of 2005 and continue into the fourth quarter of 2005.
59.	We will comply with the terms of the Corcoran Canyon option agreement .
60.
During 2005, we will conduct exploration to determine what amount of minerals, if any, exist on the Corcoran Canyon Property and if any minerals that are found can be economically extracted and profitably processed.

61.	Our exploration program will economically explore and evaluate the Corcoran Canyon Property.
62.
We will follow our proposed exploration program consisting of designing and completing a phase 1 drilling program to test extensions of the known resource and the New Target for the Corcoran Canyon site.

63.
We will further explore areas where preliminary work indicates potential for additional mineralization down dip and to the west, northwest, and possibly northeast of the resource, these extensions include areas concealed by alluvium and post-mineral volcanics for the Corcoran Canyon site.

64.	Additional targets will be developed through continued analysis of the volcanic stratigraphy, structure and district alteration and mineralization patterns.
65.	The program will resume for the Corcoran Canyon site in approximately May of 2005 and we will complete it during the third quarter of 2005.
66.
The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to phase 2 will be contingent upon reasonable encouragement from the results of phase 1 of the proposed mineral exploration program.

67.	We will undertake an extensive second phase that might consist of further soil sampling, geophysical surveys, trenching or drilling on the Corcoran Canyon Property.

Page - 32

68.	We will be able to identify commercially viable reserves, when we complete phase 1 of the proposed mineral exploration program if the results are positive on the Corcoran Canyon Property.
69.	The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1 on the Corcoran Canyon site.
70.	We will follow the proposed budget for the Corcoran Canyon site.
71.	We will conduct exploration to determine what amount of minerals, if any, exist on the Wenban Spring property and if any minerals that are found can be economically extracted and profitably processed.
72.	Our exploration program will economically explore and evaluate the Wenban Spring property.
73.	We will follow the proposed budget for the Wenban Spring property.
74.	We will use the results of our sampling program and to drill holes on the Wenban Spring Property.
75.	We will follow the Plan of Operations on the Wenban Spring Property.
76.	We will submit the bond to the BLM for the Wenban Spring Property.
77.	The BLM will approve our plan of operations subsequent to our submitting our bond to them for the Wenban Spring Property.
78.	We will start drilling in the spring of 2005 as soon as weather permits on the Wenban Spring Property.
79.
The decision to extend the proposed mineral exploration program on the Wenban Spring property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program.

80.
Once we complete phase 1 of our mineral exploration program and the results are positive, we will undertake an extensive second phase of the proposed mineral exploration program consisting of further soil sampling, geophysical surveys, trenching or drilling, from which we will be able to identify commercially-viable reserves on the Wenban Spring site,

81.	The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1 for the Wenban Spring site.
82.	We will follow the Plan of Operations that has been approved by the BLM subject to submitting the required bond for the Wenban Spring site.
83.	We will start drilling in June of 2005 and complete our program in the third quarter of 2005 on the Wenban site.
84.	We will conduct exploration to determine what amount of minerals, if any, exist on the Painted Hills Property and if any minerals that are found can be economically extracted and profitably processed.
85.	Our exploration program will economically explore and evaluate the Painted Hills Property.
86.	The district rock-chip sampling and mapping program will test the exposed vein system at depth, and test for veining beneath pediment cover to the east on the Painted Hills Site.
87.
We will follow the planned program of mapping, sampling and geophysical surveys, followed by a drilling campaign, which will take approximately six weeks to complete beginning approximately in July 2005, for the Painted Hills site.

88.	We will follow the proposed budget for the Painted Hills site.
89.
The decision to extend the proposed mineral exploration program on the Painted Hills Property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program.

90.
We will still have to undertake an extensive second phase of the proposed mineral exploration program that might consist of further soil sampling, geophysical surveys, trenching, or drilling before we will be able to identify commercially viable reserves, when we complete phase 1 of the proposed mineral exploration program, and the results are positive for the Painted Hills site.

91.	The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth for phase 1 for the Painted Hills site.
92.	We will comply with the terms of the Antone Canyon option agreement.
93.	We will conduct deeper drilling to test for down-dip extensions to high-grade mineralization on the Antone Canyon site.
94.	We will conduct further drill testing to cross mineralization at appropriate angles, allowing for assessment of true widths and multiple parallel mineralized zones on the Antone Canyon site.
95.	We will continue with our proposed phase 1 drilling program during August of 2005 and complete this program in September of 2005 on the Antone Canyon site.
96.	We will follow the proposed budget for the Antone Canyon site.
97.	We will comply with the terms of the Cimarron option agreement.
98.	We will conduct exploration to determine what amount of minerals, if any, exist on the Cimarron Property and if any minerals that are found can be economically extracted and profitably processed.
99.	Our exploration program will economically explore and evaluate the Cimarron Property.
100.	We will follow the results from the 3D model prepared to assist us in identifying the drill targets for the Cimarron site.
101.
We will use the analysis of the resource area and other parts of the district that indicate that mineralization in the resource area is open along the strike and that additional high-grade structures have not been adequately tested for the Cimarron site.

102.	We will follow the drilling program outlined for the Cimarron site.

Page - 33

103.	We will not commence exploration work on the Cimmaron Property until 2006.
104.	We will follow the proposed budget for the Cimarron site.
105.	We will continue to conduct our exploration activities in compliance with all applicable laws and regulations
106.	Inflation will have a material impact on its future operations.

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2004 and 2003 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Bullion River’s accountants on accounting and financial disclosure. Bullion River’s principal independent accountant since December 1, 2003 to the current date is Hall & Company, Certified Public Accountants Inc., 16140 Sand Canyon Avenue, Suite 100, Irvine California, 92618

Item 8A.     Controls and Procedures.

Bullion River maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bullion River’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Bullion River’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Bullion River’s Chief Executive Officer and Chief Financial Officer believe Bullion River’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Bullion River in this report is accumulated and communicated to Bullion River’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Bullion River’s chief executive officer and chief financial officer concluded that Bullion River’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in Bullion River’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Bullion River had no information to be disclosed as required on a Form 8-K, except for the following:

Item 1.01 - Material Definitive Agreement - On October 6, 2004, French Gulch (Nevada) Mining Corp. entered into an exploration agreement with an option to purchase the Washington Niagara property from the Washington-Niagara Mining Partnership. See “Business Development” on page 3 for more details on the exploration agreement and see Exhibit 10.7 for a copy of the exploration agreement.

Item 1.02 - Termination of Material Definitive Agreement - On July 19, 2004 Bullion River terminated its option on the Thomas Creek property. Management decided to terminate the option because of an unsuccessful drilling campaign.

Item 5.02(c) - Appointment of Principal Officer - On March 1, 2005, Dan Graves was appointed the chief financial officer of Bullion River. For more information see Items 9, 10 and 11 below.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of Bullion River or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Page - 34

Bullion River’s and its subsidiaries’ management teams are listed below.

Management Teams
Company Name	Peter M. Kuhn	Victor H. Bradley	Dan Graves	Jacob Margolis	Glenn Blachford
Bullion River Gold Corp.	Director, CEO, President, Treasurer, Corporate Secretary	Director	CFO	Vice-President of Exploration	Vice-President of Engineering
Antone Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
Cimarron Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
Corcoran Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
French Gulch (Nevada) Mining Corp.	Director, CEO, President	n/a	n/a	Director, Treasurer	Director, Secretary
North Fork Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	Vice-President of Exploration	Vice-President of Engineering
Wenban Spring Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a

Peter M. Kuhn - Mr. Kuhn (49 years old) has been a director and the CEO of Bullion River since December 2003. Mr. Kuhn has been the sole director and officer of each of the five subsidiaries since December 2003. Mr. Kuhn received a Masters of Engineering Degree (M.E.) from Technical University of Clausthal (Germany) in 1983 and has been an engineer since 1983. Mr. Kuhn has more than 28 years experience in the mineral exploration and mining industry. Since May 2001, Mr. Kuhn has worked as a mining consultant. From November 1999 to April 2001, Mr. Kuhn was the President of BLM Service Group providing management and supervisory services. From August 1987 and October 1999 Mr. Kuhn worked for Thyssen Mining Construction of Canada providing management services, supervision and was responsible for the direction of the company. Mr. Kuhn is also a non-executive director of Capstone Gold Corp., a TSX Venture listed company.

Victor H. Bradley - Mr. Bradley (68) has been a director of Bullion River since February 2004. In the past five years, Mr. Bradley has been involved with Yamana Gold Inc., and until recently, was the founder, president, chief executive officer and a director of Yamana Gold Inc. Mr. Bradley is currently the chairman and a director of Yamana Gold Inc., which is a publicly traded company listed on the TSE in Toronto, the AMEX in New York and the AIM in London. Mr. Bradley is a chartered accountant and has been a director or officer of more than 11 mineral exploration companies. Mr. Bradley is also a non-executive director of Frontier Pacific Mining Corporation, a TSX Venture listed company.

Dan Graves - Mr. Graves (49) has been the CFO of Bullion River since March 2005. From 2000 to 2004, Mr. Graves was the CFO of Northstar-at-Tahoe, a year round resort company in the Lake Tahoe area of California engaging in recreational operations and real estate development. Along with his financial duties, Mr. Graves was also responsible for the resort’s $40 million lodging, food & beverage, rental equipment, golf, retail, and ski related businesses. From 1998 to 2000, Mr. Graves was V.P. of Finance for Killington Resort in Vermont and held other analytical positions within the winter resort industry for nine years. Mr. Graves has a Bachelor’s Degree in Business Administration from California State University at Long Beach, California.

Jacob Margolis, Ph.D. - Mr. Margolis (43) has been Bullion River’s vice-president of exploration since December 2003 and the vice-president of exploration for North Fork Mining Corp. since June 2004. Mr. Margolis’ duties are to direct and supervise Bullion River’s exploration activities. For the past five years Mr. Margolis has worked for Homestake Mining as a project geologist and with Anglo Gold USA as a senior geologist.

Page - 35

Glenn Blachford, P.Eng. - Mr. Blachford (54) was initially retained as an independent consultant to prepare the underground rehabilitation and drilling program on the North Fork Property. Since May 1, 2004, Mr. Blachford has been a full time employee of Bullion River. Since June 2004, Mr. Blachford has been the vice-president of engineering of North Fork Mining Corp. Mr. Blachford’s duties and responsibilities include preparing the underground and mill rehabilitation, and drilling program at French Gulch, as well as rehabilitating the underground for drilling at North Fork Property. Mr. Blachford was the chief estimator and chief engineer for Thyssen Mining Construction of Canada from 1996 to 2001 and has been an independent mining consultant for the past three years.

(b) Identify Significant Employees

Bullion River has no significant employees other than the four discussed above.

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

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Bullion River is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Blue Velvet Capital failed to file a Form 5 (Annual Statement of Beneficial Ownership). The other affiliates, in lieu of filing a Form 5, provided Bullion River with a written representation that a Form 5 was not required.

(f) Audit Committee Financial Expert

Bullion River has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive.

(g) Identification of Audit Committee

Bullion River does not have a separately-designated standing audit committee. Rather, Bullion River’s entire board of directors perform the required functions of an audit committee. Peter Kuhn and Victor Bradley are the only members of Bullion River’s audit committee. Only Victor Bradley meets the independent requirements for an audit committee member. Bullion River’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Bullion River has adopted an audit committee charter. See Exhibit 99.2 - Audit Committee Charter for more information.

Page - 36

(h) Disclosure Committee and Charter

Bullion River has a disclosure committee and has adopted a disclosure committee charter. Bullion River’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Bullion River and the accuracy, completeness and timeliness of Bullion River’s financial reports. See Exhibit 99.3 - Disclosure Committee Charter for more information.

(i) Code of Ethics

Bullion River has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Bullion River’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, Bullion River’s code of ethics has been posted on its website at either www.bullionriver.com or www.bullionrivergold.com. Bullion River undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Bradford Long at 1-800-540-2578 to request a copy of Bullion River’s code of ethics. Management believes Bullion River’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

Bullion River has paid $365,176 in compensation to its named executive officers during its 2004 fiscal year.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Peter M. Kuhn CEO Dec 2003 - Present CFO Dec 2003 - March 2005	2002 2003 2004	n/a 12,500 15,000	n/a nil nil	n/a nil 59,000	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil 20,546
Dan Graves CFO March 2005 - Present	2002 2003 2004	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
Jacob Margolis VP Exploration Dec 2003 - Present	2002 2003 2004	nil nil nil	nil nil nil	nil 6,000 75,500	nil nil nil	nil nil nil	nil nil nil	nil nil 80,163
Glenn Blachford VP Engineering April 2004 - Present	2002 2003 2004	nil nil nil	nil nil nil	nil nil 80,000	nil nil nil	nil nil nil	nil nil nil	nil nil 34,967
Gerry Karpinka President June 2001-Dec 2003	2002 2003 2004	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a
Colin Mills CFO June 2001-Dec 2003	2002 2003 2004	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a

Since Bullion River’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Page - 37

Currently, there are no arrangements between Bullion River and any of its directors or between any of the Subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

Bullion River and Centennial Development Company, a company of which Peter Kuhn owns a majority of the voting shares, verbally agreed that Mr. Kuhn would provide management services to Bullion River for a management fee of $5,000 per month until April 15, 2004. At that time, the terms of the agreement were renegotiated to $7,500. Bullion River was also obligated to reimburse Centennial Development Company for any reasonable business related expenses. Either party was able to terminate the agreement at anytime. The agreement did not provide for any specific compensation in the event of (1) resignation, (2) retirement, (3) other termination of the agreement, (4) a change of control of Bullion River, or (5) a change in Mr. Kuhn’s responsibilities following a change in control. As of November 15, 2004, Mr. Kuhn was hired as company president at the rate of $7,500 per month.

On December 1, 2003, Bullion River and Jacob Margolis entered into a consulting agreement that expired on May 31, 2004. Mr. Margolis was paid $6,000 per month for acting as a geological consultant to Bullion River and was reimbursed for all reasonable and necessary expenses incurred in the performance of his duties and as approved by the president of Bullion River. This agreement was renegotiated in early April 2004. As a result, Mr. Margolis was hired as the V.P. of Exploration and placed on payroll as of May 1, 2004. Mr. Margolis also received 30,000 restricted common shares and is entitled to participate in any future stock option plans of Bullion River and may qualify for further bonuses such as finder’s fees. See Exhibit 10.6 - Consulting Agreement for more details.

In late 2003, Bullion River and Glenn Blachford verbally agreed that Mr. Blachford would provide consulting services to prepare the underground rehabilitation and drilling program on the North Fork Property. Mr. Blachford was paid $6,000 per month through April 30, 2004 for providing the consulting services and is entitled to participate in any future stock option plans of Bullion River. On May 1, 2004 Mr. Blachford was hired as the V.P. of Engineering.

There are no other employment agreements between Bullion River or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provide for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of Bullion River, or from a change in a named executive officer’s responsibilities following a change in control.

Bullion River currently provides health insurance for the above employees, but presently does not have pension, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Bullion River may adopt such plans in the future. There are presently no other personal benefits available to any employees.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [3]
common shares	Peter M. Kuhn 1325 Airmotive Way, Suite 325 Reno, Nevada 89502	2,000,000 [2]	6.83%
common shares	Blue Velvet Capital Ellen L. Skelton Building 4th Floor, P.O. Box 3444 Roadtown, Tortola, BVI	5,833,325	19.93%
[1] The listed beneficial owners have no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] This number includes 1,000,000 common shares that are beneficially owned indirectly.
[3] Based on 29,264,991 common shares issued and outstanding as of March 22, 2005.

Page - 38

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Peter M. Kuhn 1325 Airmotive Way, Suite 325 Reno, Nevada, 89502	2,000,000 [2]	6.83%
common shares	Victor H. Bradley 1482 East Valley Road, #495 Santa Barbara, California, 93108	0	0%
common shares	Dan Graves 1325 Airmotive Way, Suite 325 Reno, Nevada, 89502	4,100	0.02%
common shares	Jacob Margolis 1325 Airmotive Way, Suite 325 Reno, Nevada, 89502	55,000	0.19%
common shares	Glenn Blachford 1325 Airmotive Way, Suite 325 Reno, Nevada, 89502	30,000	0.11%
common shares	Directors and Executive Officers (as a group)	2,089,100	7.14%
[1] Based on 29,264,991 common shares issued and outstanding as of March 22, 2005.
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

Page - 39

(b) Transactions with Promoters

Peter M. Kuhn is currently the only promoter of Bullion River. Mr. Kuhn has not received anything of value from Bullion River or its subsidiaries nor is Mr. Kuhn entitled to receive anything of value from Bullion River or its subsidiaries for services provided as a promoter of Bullion River or its subsidiaries.

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2004	Included
3.1	Articles of Incorporation filed as an Exhibit to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Bullion River’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to Bullion River Gold Corp.	Filed
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

Filed
10.6

Consultant Agreement dated December 1, 2003 between Dynasty International Corporation and Jacob H. Margolis filed as an attached exhibit to Bullion River’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.

Filed
10.7

Exploration Agreement dated October 6, 2004 between French Gulch (Nevada) Mining Corp. and the Washington-Niagara Mining Partnership filed as an attached exhibit to Bullion River’s Form 10-QSB (Quarterly Report) filed on November 16, 2004, and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 40

99.1	Code of Ethics filed as an attached exhibit to Bullion River’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an attached exhibit to Bullion River’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an attached exhibit to Bullion River’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.	Filed

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

2004 - $47,004 - Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - David E. Coffey, CPA
2003 - $6,000 - David E. Coffey, CPA

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Bullion River’s financial statements and are not reported in the preceding paragraph were:

2004 - $0 - Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - David E. Coffey, CPA
2003 - $0 - David E. Coffey, CPA

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2004 - $3,256 - Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $250 - David E. Coffey, CPA
2003 - $250 - David E. Coffey, CPA

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2004 - $0 - Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - David E. Coffey, CPA
2003 - $0 - David E. Coffey, CPA

Page - 41

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

Page - 42

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Bullion River has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.
By:/s/ Peter M. Kuhn
Name:  Peter M. Kuhn
Title: Director and CEO
Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Bullion River and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Peter M. Kuhn	President, Principal Executive Officer, Treasurer, Secretary, and a member of the Board of Directors	March 31, 2005
/s/ Dan Graves	Principal Financial Officer	March 31, 2005
/s/ Victor H. Bradley	Member of the board of Directors	March 31, 2005

Page - 43

Exhibit 31

Page - 44

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

Date: March 31, 2005

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

Page - 45

BULLION RIVER GOLD CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dan Graves, certify that:

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

Date: March 31, 2005

/s/ Dan Graves
Dan Graves
Chief Financial Officer

Page - 46

Exhibit 32

Page - 47

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter M. Kuhn, President and Chief Executive Officer of Bullion River and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Peter M. Kuhn
Peter M. Kuhn
Chief Executive Officer

March 31, 2005

Page - 48

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bullion River Gold Corp. (“Bullion River”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dan Graves, Chief Financial Officer of Bullion River, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dan Graves
Dan Graves
Chief Financial Officer

March 31, 2005

Page - 49

Exhibit A
Financial Statements

Page - 50

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and for the period June 29, 2001 (date of inception) to December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 51

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
HALL&COMPANY Certified Public Accountants, Inc.         (949) 910-HALL (4255)
        TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES FAX                  (949) 910-4256

Report of Independent Registered Public Accounting Firm

March 31, 2005

To the Board of Directors and Stockholders of
Bullion River Gold Corp

We have audited the accompanying consolidated balance sheets of Bullion River Gold Corp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from June 29, 2001 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullion River Gold Corp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year then ended and for the period from June 29, 2001 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 HALL & COMPANY

Page - 52

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As At December 31, 2004 and 2003
UNAUDITED

	2004	2003

ASSETS

Current Assets

Cash	$273,331	$152,926
Prepaids	89,267	83
	362,598	153,009

Fixed assets, net of $13,050 accumulated depreciation	96,565	-

TOTAL ASSETS	$459,163	$153,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accruals	$524,062	$8,144
Advance payable	100,000	15,428
Note payable	-	200,000

TOTAL LIABILITIES	624,062	223,572

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

Share Capital
Authorized
200,000,000 common shares, $0.001 par value
Issued and outstanding
28,444,004 and 10,000,000 common shares	28,444	10,000
Additional paid in capital	2,918,591	65,000
Deficit accumulated during the exploration stage	(3,110,748)	(145,563)
Foreign currency translation adjustment	(1,186)	-

TOTAL STOCKHOLDERS' DEFICIT	(164,899)	(70,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$459,163	$153,009

The accompanying notes are an integral part of these financial statements.

Page - 53

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years		From Inception,
	Ended December 31,		June 29, 2001 to
	2004	2003	December 31, 2004

Revenue	$-	$-	$-

Expenses

Administrative	181,408	25,000	206,408
Consulting	190,416	40,725	248,391
Depreciation	13,050	-	13,050
Exploration	1,874,409	-	1,874,409
Filing Fees	30,365	2,209	32,939
Insurance	26,910	-	26,910
Interest and Bank Charges	5,349	523	6,128
Investor Relations and Promotion	222,389	-	222,389
Office	45,863	2,072	48,310
Organizational Costs	-	-	1,000
Professional	184,691	34,392	244,185
Rent	19,605	-	19,605
Salaries and Wages	59,192	12,500	71,692
Travel	112,372	2,674	115,046
Extinguishment of Debt	(6,839)	(18,880)	(25,719)

Total Operating Expenses	2,959,180	101,215	3,104,743

Other Items
Income Tax Refund	833	-	833
Interest Expense	(6,838)	-	(6,838)

NET LOSS/COMPREHENSIVE
LOSS FOR THE YEAR	$(2,965,185)	$(101,215)	$(3,110,748)

BASIC AND DILUTED	$(0.11)	$(0.01)
LOSS PER SHARE

WEIGHTED AVERAGE	26,188,158	24,273,393
SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements.

Page - 54

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
For The Years Ended December 31, 2004, 2003, 2002 and The Period From Inception June 29, 2001 to December 31, 2001

				Deficit
				Accumulated	Accumulated
	Common Stock Issued		Additional	During the	Other
	Number of		Paid in	Development	Comprehensive
	Shares	Amount	Capital	Stage	Income	Total
Balance, June 29, 2001	-	$-	$-	$-	$-	$-
Issuance of common shares
for cash, August 8, 2001	1,000,000	$1,000	$-	$-	$-	$1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	14,000
Net loss, for the six month period
ended, December 31, 2001	-	-	-	(1,000)	-	(1,000)
Balance, December 31, 2001	2,400,000	2,400	12,600	(1,000)	-	14,000
Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	-	20,850
Net loss, for the year ended, December 31, 2002	-	-	-	(43,348)	-	(43,348)
Balance, December 31, 2002	2,608,500	2,608	33,242	(44,348)	-	(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	10,650
Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-
Net loss, for the year ended, December 31, 2003	-	-	-	(101,215)	-	(101,215)
Balance, December 31, 2003	10,000,000	10,000	65,000	(145,563)	-	(70,563)
Issuance of one and one half for one common
stock dividend, January 13, 2004	15,000,003	15,000	(15,000)	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	25	28,725	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	30	34,470	-	-	34,500
Issuance of common shares for property
option payment, March 18, 2004	30,000	30	34,470	-	-	34,500
Issuance of 850,000 units for cash,
Reg S, April 15, 2004	850,000	850	849,150	-	-	850,000
Issuance of 125,000 units for cash,
Reg S, April 30, 2004	125,000	125	124,875	-	-	125,000
Issuance of common shares for
consulting fees, July 20, 2004	30,000	30	30,870	-	-	30,900
Issuance of 50,000 units for cash,
Reg S, July 20, 2004	50,000	50	49,950	-	-	50,000
Issuance of 200,000 units for debt,
Reg S, September 16, 2004	200,000	200	199,800	-	-	200,000
Issuance of 93,334 units for debt,
Reg S, September 29, 2004	93,334	94	69,906	-	-	70,000
Issuance of 1,000,001 units for cash,
Reg S, September 29, 2004	1,000,001	1,000	749,000	-	-	750,000
Issuance of 299,000 units for cash,						-
Reg S, November 16, 2004	299,000	299	223,951	-	-	224,250
Issuance of 183,333 units for cash,						-
Reg D, December 9, 2004	183,333	183	135,817	-	-	136,000
Issuance of 2,000 shares for finders fees,
Reg D, December 9, 2004	2,000	2	1,498	-	-	1,500
Issuance of 501,333 units for cash,						-
Rule 144, December 29, 2004	501,333	501	317,384	-	-	317,885
Issuance of 25,000 units for cash,						-
Reg S, December 22, 2004	25,000	25	18,725	-	-	18,750
Net loss, for the year ended, December 31, 2004	-	-	-	(2,965,185)	-	(2,965,185)
Foreign currency translation adjustments	-	-	-	-	(1,186)	(1,186)
	28,444,004	$28,444	$2,918,591	$(3,110,748)	$(1,186)	$(164,899)

The accompanying notes are an integral part of these financial statements.

Page - 55

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception,
	For The Years Ended December 31,		June 29, 2001 to
	2004	2003	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(2,965,185)	$(101,215)	$(3,110,748)

Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation	13,050	-	13,050
Gain on extinguishment of debt	(6,839)	(18,880)	(25,719)
Common stock issued for services and related expenses	128,650	-	128,650

Changes in operating assets and liabilities:
Increase in prepaids	(89,184)	(83)	(89,267)
Increase (Decrease) in accounts payable and accruals	522,757	(1,907)	530,901

NET CASH USED IN OPERATING ACTIVITIES	(2,396,751)	(122,085)	(2,553,133)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(109,615)	-	(109,615)

NET CASH USED IN INVESTING ACTIVITIES	(109,615)	-	(109,615)

CASH FLOWS FROM FINANCING ACTIVITIES

Common shares issued for cash	2,473,385	39,150	2,548,385
Advance payable	84,572	34,308	118,880
Note payable	70,000	200,000	270,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,627,957	273,458	2,937,265

Effect of exchange rate changes on cash	(1,186)	-	(1,186)

INCREASE IN CASH	120,405	151,373	273,331

CASH, BEGINNING OF YEAR	152,926	1,553

CASH, END OF YEAR	$273,331	$152,926

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-

Non-cash financing activities:
Issuance of shares:
For finders fees	$28,750	$-
For consulting services	$65,400	$-
For exploration option payment	$34,500	$-
For notes payable	$270,000	$-

The accompanying notes are an integral part of these financial statements.

Page - 56

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.). All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003. On September 30, 2004 the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporaton, which was incorporated in the State of Nevada on September 30, 2004.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

CASH AND CASH EQUIVALENTS
For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Company had no cash equivalents.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. At December 31, 2004 and 2003, the Company's cash is held in U.S. bank accounts, accounts with a Canadian Chartered bank and in an attorney’s trust account. All of the banks and the attorney have deposit insurance thus limiting the amount of credit exposure.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values reflected in the consolidated balance sheets for cash, accounts payable and accruals, advances payable and the note payable approximate their fair values because of the short term nature of these instruments.

Page - 57

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At December 31, 2004 and 2003 the Company had no options outstanding. At December 31, 2004, the Company had 3,327,001 warrants outstanding and at December 31, 2003 the Company had no warrants outstanding.

SEGMENT REPORTING
The Company is centrally managed and operates in one business segment, the mining business, in one country (geographical segment) in the United States of America.

RESEARCH EXPENDITURES
Research expenditures are expensed in the year incurred.

STOCK-BASED COMPENSATION
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of SFAS No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Compensation cost, if any, is recorded in stockholders’ deficit as additional paid-in capital with an offsetting entry recorded to deferred stock-based compensation. Deferred stock-based compensation, if any, is amortized and charged to expense based on the vesting terms of the underlying options. At December 31, 2004 and 2003, the Company had not entered into any stock-based compensation arrangements and no stock-based compensation was recognized.

LEASES
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Other leases are accounted for as capital leases. Payments made under operating leases, net of any incentives received by the Company from the leasing company, are charged to the statement of operations and comprehensive loss on a straight-line basis over the period.

PRODUCT DEVELOPMENT
The Company expenses all costs that are incurred in connection with the planning and implementation phases of development and costs that are associated maintenance of the existing web site.

Page - 58

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

RECLAMATION AND ABANDONMENT COSTS
The Company follows the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company is still in the exploration stage and thus SFAS 143 does not effect the Company’s present operations or financial position.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the years ended December 31, 2004 and 2003.

EXTINGUISHMENT OF DEBT
At December 31, 2004 and 2003 the Company recorded extinguishment of debt of $6,839 and $18,880, as a credit to recurring operations because the transaction was not considered to be unusual or infrequent.

Page - 59

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. As of December 31, 2004, the Company is not a party to any variable interest entity. The adoption of FIN No. 46 or FIN 46R did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” in an effort to unite the United States accounting standards for inventories with International Accounting Standards leading to consistent application of certain accounting requirements. SFAS 151 addresses accounting for abnormal amounts of freight, handling costs, idle facility expense and spoilage (wasted material) and requires that these costs be recognized as current period expenses. Previously, these costs had to be categorized as “so abnormal as to require treatment as current period charges.” In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company’s operating results, financial position or cash flows.

In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.” This statement requires that non-monetary exchanges must be recorded at fair value and the appropriate gain or loss must be recognized so long as the fair value is determinable and the transaction has commercial substance. According to this statement, companies can no longer use the “similar productive assets” concept to account for non-monetary exchanges at book value with no gain or loss being recognized. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company’s operating results, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation”, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS 123R are effective for financial statements for fiscal periods ending after June 15, 2005. The adoption of this statement is not expected to impact the Company’s operating results, financial position or cash flows.

A committee of the Emerging Issues Task Force (“EITF”) discussed the accounting for deferred stripping costs but did not reach a consensus in 2004. The Task Force considered the recommendation that stripping costs incurred during production are a mine development cost that should be capitalized as an investment in the mine and attributed to the proven and probable reserves benefited in a systematic and rational manner. However, the Task Force directed the FASB staff to develop additional guidance about what constitutes a systematic and rational manner of attributing the capitalized costs to proven and probable reserves benefited. The Company cannot predict whether the deliberations of the EITF will ultimately modify or otherwise result in new accounting standards or interpretations thereof that differ from the Company’s current practices.

Page - 60

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 - NOTES PAYABLE

At December 31, 2004 and 2003, the Company had a note payable in the amount of $Nil and $200,000. The note dated December 19, 2003, was interest free for 90 days, bore interest at 1% per month after 90 days, was unsecured and payable on demand. During the year ended December 31, 2004, the note was converted into 200,000 common shares of the Company at $1 per share and all accrued interest was forgiven on the date of the conversion. (Note 4)

During the year ended December 31, 2004, the Company issued a note payable in the amount of $70,000. During the year the Company converted this note payable into common stock of the Company at $0.75 per share. (Note 4)

The Company received an advance of $100,000 on December 15, 2004, this advance bears no interest, is unsecured and was payable within five business days.

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

On February 6, 2004, the Company approved an offering for two million units at a price of $1.00 per unit to qualified subscribers. Each unit consists of one restricted common share and one restricted share purchase warrant. Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $1.50 for a period of two years. On November 17, 2004, the term for exercising all warrants issued under the February 6, 2004 offering was extended from two to three years.

On March 18, 2004, the Company issued 30,000 restricted common shares to their Vice-President, Exploration as part of its commitment under the Consulting Agreement. Upon issuance of these shares the Company recorded a consulting expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 8)

On March 18, 2004, the Company issued 30,000 restricted common shares as part of its commitment under the Thomas Creek Option Agreement. Upon issuance of these shares the Company recorded exploration expense of $34,500 or $1.15 per share, which was the market value of the shares on the date of issuance. (Note 6)

On March 18, 2004, the Company issued 25,000 restricted common shares to their Vice-President, Exploration as a finder’s fee for locating the Painted Hills property. Upon issuance of these shares the Company recorded a consulting expense of $28,750 or $1.15 per share, which was the market value of the shares on the date of issuance. (Notes 6 and 8)

Page - 61

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 4 - COMMON STOCK, continued

On April 15, 2004, the Company issued 850,000 units at a $1.00 per unit under Reg S for $850,000 cash as part of the February 6, 2004 offering for two million units.

On April 30, 2004, the Company issued 125,000 units at a $1.00 per unit under Reg S for $125,000 cash as part of the February 6, 2004 offering for two million units.

On July 20, 2004, the Company issued 30,000 common shares to their Vice-President of Engineering as part of its commitment under the Consulting Agreement. Upon issuance of these shares the Company recorded a consulting expense of $30,900 or $1.03 per share, which was the market value of the shares on the date of issuance. (Note 8)

On July 20, 2004, the Company issued 50,000 units at a $1.00 per unit under Reg S for $50,000 cash as part of the February 6, 2004 two million unit offering.

On September 8, 2004, the Company authorized an offering of five million units at $0.75 per unit. Each unit consists of one restricted common share and one restricted share purchase warrant. Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $1.00 for a period of two years. On November 17, 2004, the term for exercising all warrants issued under the September 8, 2004 offering was extended from two to three years.

On September 29, 2004, the Company issued 200,000 units at $1.00 per unit under Reg S as payment in full of a $200,000 note payable as part of the February 6, 2004 offering for two million units. (Note 3)

On September 29, 2004, the Company issued 93,334 units at $0.75 per unit under Reg S as payment in full of a $70,000 note payable as part of the September 8, 2004 offering for five million units. (Note 3)

On September 29, 2004, the Company issued 1,000,001 units at $0.75 per unit under Reg S for $750,000 cash as part of the September 8, 2004 offering for five million units.

On November 16, 2004, the Company issued 299,000 units at $0.75 per unit under Reg S for $244,250 cash as part of the September 8, 2004 offering for five million units.

On December 10, 2004, the Company issued 183,333 units at $0.75 per unit under Reg D for $137,500 cash as part of the September 8, 2004 offering for five million units. An additional 2,000 units were issued under Reg D at a deemed fair value of $1,500 as a finders fee in respect of the 183,333 unit sale.

On December 22, 2004, the Company issued 25,000 units at $0.75 per unit under Reg S for $18,750 cash as part of the September 8, 2004 offering for five million units.

On December 29, 2004, the Company issued 501,333 units at $0.75 per unit under Reg S for $376,000 cash as part of the September 8, 2004 offering for five million units. The Company incurred $58,115 in share issue costs and is committed to issuing 50,133 three year share purchase warrants at a exercise price similar to those of the investor, to the agent, in respect of the sale of these units.

Page - 62

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 - WARRANTS

At December 31, 2004 the Company had the following warrants outstanding:

Date	# Warrants	Exercise price	Expiry Date

15-Apr-04	850,000	$ 1.50	15-Apr-07
30-Apr-04	125,000	$ 1.50	30-Apr-07
20-Jul-04	50,000	$ 1.50	20-Jul-07
29-Sep-04	200,000	$ 1.00	29-Sep-07
29-Sep-04	1,093,335	$ 1.00	29-Sep-07
16-Nov-04	299,000	$ 1.00	16-Nov-07
10-Dec-04	185,333	$ 1.00	10-Dec-07
22-Dec-04	25,000	$ 1.00	05-Jan-08
29-Dec-04	501,333	$ 1.00	29-Dec-07

	3,329,001

NOTE 6 - MINERAL PROPERTIES

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

The option agreement is for a term of ten years and expires on December 11, 2012. In order to maintain the option in good standing, Antone is required to pay the owner annual payments of $40,000 on or before December 12, commencing December 12, 2004, until the option expires or until Antone exercises the option in accordance with one of the following three exercise options, which are; payment to the owner of (1) $4,000,000, (2) $400,000 plus a 3% net smelter royalty ("NSR") granted to the owner, or (3) $2,500,000 plus a 1% NSR granted to the owner.

At December 31, 2004 and 2003, the Company had made all payments and complied with all of the terms of the option agreement. At December 31, 2004 and 2003, the Company had spent $293,827 and $nil on exploration, including option payments, BLM and County fees, on the Antone property.

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

Page - 63

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 6 - MINERAL PROPERTIES, continued

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
At December 31, 2004 and 2003, the Company had made all payments and complied with all of the terms of the option agreement. At December 31, 2004 and 2003, the Company had spent $105,479 and $nil on exploration, including option payments, BLM and county fees and insurance, on the Corcoran property.

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

At December 31, 2004 and 2003, the Company had spent $31,328 and $nil on exploration including option payments, BLM and country fees and insurance on the Cimarron property. As a result, the Company was not in compliance with its requirement to spend a minimum of $50,000 on exploration by August 22, 2004.

Page - 64

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 6 - MINERAL PROPERTIES, continued

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

On February 12, 2004 the owner of all of the mineral claims consented to the assignment of the option agreement to Thomas Creek. On February 20, 2004 all required payments under the original option agreement dated December 20, 2002, had been made. The required payments were; $15,000 and issuance of 20,000 shares on execution of the agreement and $17,500 and issuance of 30,000 common shares of the Company upon the assignment of the option agreement. (Note 4)

At December 31, 2004 and 2003 the Company had spent $273,648 and $nil on exploration, including option payments and BLM and county fees on the Thomas Creek property.

During the year ended December 31, 2004 the Company terminated their option on the Thomas Creek property and on September 28, 2004 the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

During the year ended December 31, 2004, Bullion River acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada.

At December 31, 2004, the Company had spent $114,964 on exploration, including BLM and country fees, on the Wenban Spring property.

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

Page - 65

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 6 - MINERAL PROPERTIES, continued

North Fork Mining Corp., continued
The March 3, 2003 option agreement for 7 unpatented claims has no term. North Fork can acquire an undivided 100% interest in these claims by paying $10,000 once North Fork has successfully completed its stage 1 drilling and exploration program and decides to continue with exploration and by paying the owner $70,000 once North Fork has successfully completed its stage 2 drilling and exploration program and decides to continue with exploration.

At December 31, 2004 and 2003, the Company had made all payments and complied with all of the terms of the option agreements. At December 31, 2004 and 2003, the Company had spent $612,063 and $nil on exploration, including option payments, BLM and county fees, on the North Fork property.

Painted Hills Claims
During the year the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada. On March 18, 2004, the Company issued 25,000 restricted common shares at market value of $28,750 to their Vice-President, Exploration as a finder’s fee for locating and assisting the Company in staking the property. (Notes 4 and 8)

At December 31, 2004, the Company had spent $18,782 on exploration, including BLM and country fees, on the Painted Hills claims.

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

During the year the Company paid a non-refundable deposit of $10,000, which allowed them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004. On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase, whereby their exclusive right to explore the Washington Niagara Property was extended to September 30, 2005. Under the terms of this agreement, the Company is required to pay $15,000 in outstanding county taxes, option payments of $50,000 on each of June 1 and August 1, 2005, to pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million. The option to purchase can be exercised at any time up to October 1, 2005. If French Gulch exercises its option, it is required to make bimonthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bimonthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments made total $1,500,000.

French Gulch has rights to explore in accordance with practices customary in the industry but not to mine the Property until the option is exercised. Upon exercise of the option French Gulch will have all rights incident to ownership of real property allowed by law, including the right to develop and mine the property.

On August 17, 2004, French Gulch (Nevada) Mining Corp. "French Gulch" staked an additional 21 mineral claims in the French Gulch district in Shasta County, California at a cost of $12,900.

At December 31, 2004, the Company had made all payments and complied with all of the terms of the option agreement.

At December 31, 2004, the Company had spent $432,138 on exploration, including option payments and BLM and county fees, on the French Gulch property.

Page - 66

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 7 - COMMITMENTS

Mineral Property Option Payments
The Company is committed to making the following mineral property work commitments or option payments under assumption of the option agreements on or before December 31:

Property	2005	2006	2007	2008	2009	2010	2011
Antone Canyon	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000
Corcoran Canyon	44,571	50,000	-	-	-	-	-
Cimarron	87,399	50,000	-	-	-	-	-
North Fork	18,000	72,000	60,000	-	-	-	-
French Gulch	100,000

Total	$289,970	$212,000	$100,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000

NOTE 7 - COMMITMENTS

Lease Commitments
On January 9, 2004, the Company entered into an office premises lease agreement for a one-year term commencing February 15, 2004. Payments under this agreement are $1,800 per month. On November 18, 2004 this lease was renewed for a one-year term expiring on February 28, 2006, at a rate of $1,848 per month.

On November 18, 2004, the Company entered into a lease agreement for additional office space for a fourteen-month term commencing January 1, 2005. Payments under this agreement are $2,404 per month.

On October 15, 2004 the Company entered into a rental agreement for office space whereby the Company is committed to pay $975 per month until April 30, 2005.

On November 22, 2004 the Company entered into an equipment lease agreement whereby the Company is committed to pay lease payments of $4,827 per month for five months commencing November 22, 2004.

On December 9, 2004 the Company entered into an equipment rental agreement whereby the Company is committed to pay rental payments of $1,350 per month for three months commencing December 9, 2004.

Consulting Commitment
On March 1, 2004, the Company entered into a business consulting agreement whereby the Company has agreed to pay $5,000 per month for business consulting services until March 1, 2005.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company paid $15,000 in wages, $27,239 in consulting fees and reimbursed $3,557 in moving costs to the President of the Company. During the year ended December 31, 2003 the Company paid $12,500 in salary to the President of the Company.

During the year ended December 31, 2004, the Company paid $46,250 and $2,500 in consulting fees to companies sharing a common director with the Company. At December 31, 2003, no consulting fees were paid to companies sharing a common director with the Company.

During the year ended December 31, 2004 the Company paid $150,460 in salary, consulting fees or finders fees and reimbursed $5,203 in moving costs, which includes the issuance of 30,000 common shares for consulting fees and 25,000 common shares as a finder’s fee for staking the Painted Hills Claims, to the Vice-President, Exploration. (Notes 4 and 5) During the year ended December 31, 2003, the Company paid or had payable $6,000 in consulting fees, to the Vice-President, Exploration.

Page - 67

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 8 - RELATED PARTY TRANSACTIONS, continued

During the year ended December 31, 2004 the Company paid $110,967 in salary, consulting fees or finders fees, which includes the issuance of 30,000 common shares and reimbursed of $4,000 in moving costs to the Vice-President of Engineering. (Note 4)

NOTE 9 - INCOME TAXES

As of December 31, 2004 and 2003, deferred tax assets consist of the following:

	2004	2003
Federal loss carryforwards	$1,275,000	$103,000

State loss carryforwards	-	-

Less: Valuation allowance	(1,275,000)	(103,000)

	$-	$-

At December 31, 2004 and 2003, the Company had a net operating loss carryforward (“NOL”) of approximately $1,422,000 and $147,000 for federal tax purposes.

At December 31, 2004 and 2003 the Company had a deferred tax asset of approximately $1,275,000 and $103,000 that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

The federal NOL’s expire through December 31, 2024.

The Company’s valuation allowance increased during 2004 and 2003 by approximately $1,173,000 and $60,000.

NOL’s incurred prior to December 1, 2003 are subject to an annual limitation due to the ownership change (as defined under Section 382 of the Internal Revenue Code of 1986) which resulted in a change in business direction. Unused annual limitations may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

NOTE 10 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of December 31, 2004, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the year the Company has been focusing on implementing its business plan, which includes mineral exploration in the Great Basin in the Western United States and California, seeking projects containing or which have the potential to contain high grades of mineralization and large tonnage. While effectuating its business plan the Company has accumulated a deficit of $3,110,748 and additional financing will be required by the Company to fund its exploration programs and to support operations. Management plans to fund its future operations through commencing commercial production, private loans and the private placements of funds. Management plans to mitigate its losses by abandoning projects that do not meet management’s specification for mineralization or do not have large tonnage potential. However, there is no assurance that the Company will be  able to obtain additional financing from investors or private lenders. There is no assurance that they will be able to find projects

Page - 68

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 10 - GOING CONCERN, continued

meeting their specifications for mineralization or that the projects will have large tonnage potential. There is no assurance that the Company will commence commercial production should they find projects meeting their specification. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 11- SUBSEQUENT EVENTS

On February 2, 2005, the Company issued 340,000 units at $0.75 per unit under Reg S for $255,000 cash as part of the September 8, 2004 offering for five million units.

On February 28, 2005, the September 8, 2004, offering for five million units was increased to seven million units.

During March 2005, an additional 4,295,0000 units at $0.75 were issued or subscribed  under Reg’s S and D for $3,221,000 cash as part of the September 8, 2004 offering for seven million units.

During March of 2005, the Company paid $42,000 for services rendered to a company controlled by the Company’s President.

Page - 69