Form 10QSB
period 2005-03-31
BULLION RIVER GOLD CORP
filed 2005-05-16
CIK 1168458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended           MARCH 31, 2005
                                                                  --------------

      [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the transition period from                to

                        COMMISSION FILE NUMBER 333-85414
                                               ---------

                            BULLION RIVER GOLD CORP.
================================================================================
        (Exact name of small business issuer as specified in its charter)


                 Nevada                              98-0377992
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)
--------------------------------------------------------------------------------
               1325 Airmotive Way, Suite 325, Reno, Nevada, 89502
                    (Address of principal executive offices)
--------------------------------------------------------------------------------
                                  604-324-4881
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____   No X  (Issuer is not subject to such filing requirements).


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT APRIL 12, 2005
--------------------------------------------------------------------------------
      Common Stock - $0.001 par value                   32,965,568

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

ITEM 1.    FINANCIAL STATEMENTS.

                            BULLION RIVER GOLD CORP.
                         (AN EXPLORATION STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

                   AS AT MARCH 31, 2005 AND DECEMBER 31, 2004
          AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
     AND FOR THE PERIOD JUNE 29, 2001 (DATE OF INCEPTION) TO MARCH 31, 2005


CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            BULLION RIVER GOLD CORP.
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                      MARCH 31,    DECEMBER 31,
                                                        2005           2004
--------------------------------------------------------------------------------

                       ASSETS

CURRENT ASSETS

  Cash                                              $  1,887,684   $   273,331
  Refund receivable                                        5,400            -
  Prepaids                                                99,313        89,267
--------------------------------------------------------------------------------
                                                       1,992,397       362,598

Fixed assets, net of $24,570 and $13,050
     accumulated depreciation                            140,512        96,565

--------------------------------------------------------------------------------

TOTAL ASSETS                                        $  2,132,909   $   459,163
================================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accruals                     $    551,476   $   524,062
  Advance payable                                              -       100,000
  Loans payable                                          500,000             -

--------------------------------------------------------------------------------

TOTAL LIABILITIES                                      1,051,476       624,062
--------------------------------------------------------------------------------

Commitments and Contingencies

           STOCKHOLDERS' EQUITY (DEFICIT)

Share Capital
  Authorized
    200,000,000 common shares, $0.001 par value
  Issued, outstanding and subscribed
     32,655,603 and 28,444,004 common shares              32,656        28,444
Additional paid in capital                             5,879,750     2,918,591
Deficit accumulated during the exploration stage      (4,829,696)   (3,110,748)
Foreign currency translation adjustment                   (1,277)       (1,186)

--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   1,081,433      (164,899)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,132,909       459,163
================================================================================

    The accompanying notes are an integral part of these financial statements

                            BULLION RIVER GOLD CORP.
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                          THREE MONTHS ENDING
                                               MARCH 31,               FROM INCEPTION,
                                    ---------------------------------  JUNE 29, 2001 TO
                                         2005             2004          MARCH 31, 2005
-------------------------------------------------------------------------------------------
Revenue                               $         -   $         -         $         -

-------------------------------------------------------------------------------------------

Expenses
     Administrative                        61,611        45,341             268,019
     Consulting                            58,770        73,839             307,161
     Depreciation                          11,521           325              24,571
     Exploration                        1,051,603       485,112           2,926,012
     Filing Fees                              623         2,408              33,562
     Insurance                             21,744             -              48,654
     Interest and Bank Charges              2,552         2,157               8,680
     Investor Relations and
       Promotion                           75,085        34,663             297,474
     Office                                25,582         9,334              73,892
     Organizational Costs                       -             -               1,000
     Professional                         159,939        71,558             404,124
     Rent                                  12,922         1,800              32,527
     Salaries and Wages                   170,553        15,000             242,245
     Travel                                66,443        15,902             181,489
     Extinguishment of Debt                                                 (25,719)

-------------------------------------------------------------------------------------------

Total Operating Expenses                1,718,948       757,439           4,823,691

Other Items
     Income Tax Refund                          -             -                 833
     Interest Expense                           -             -              (6,838)

-------------------------------------------------------------------------------------------

NET LOSS/COMPREHENSIVE
     LOSS FOR THE PERIOD              $(1,718,948)     (757,439)         (4,829,696)
===========================================================================================

BASIC AND DILUTED LOSS PER SHARE      $     (0.06)  $     (0.03)

================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING    29,083,760    25,012,146

================================================================

    The accompanying notes are an integral part of these financial statements

                                                      BULLION RIVER GOLD CORP.
                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
 FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005, 2004, 2003, 2002 AND THE PERIOD FROM INCEPTION JUNE 29, 2001 TO DECEMBER 31, 2001
                                                              UNAUDITED


                                                                                                     DEFICIT
                                      COMMON STOCK ISSUED               COMMON SHARES SUBSCRIBED   ACCUMULATED   ACCUMULATED
                                    ----------------------   ADDITIONAL                             DURING THE      OTHER
                                     NUMBER OF                PAID IN     NUMBER OF                DEVELOPMENT  COMPREHENSIVE
                                      SHARES     AMOUNT       CAPITAL      SHARES      AMOUNT        STAGE          INCOME     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 29, 2001                     -     $     -      $     -     $     -      $     -     $        -    $      -   $    -
Issuance of common shares
 for cash, August 8, 2001           1,000,000      1,000            -           -            -              -           -     1,000
Issuance of common shares
 for cash, December 6, 2001         1,400,000      1,400        12,600          -            -              -           -    14,000
Net loss, for the six month
 period ended, December 31, 2001           -          -             -           -            -          (1,000)         -    (1,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001          2,400,000      2,400        12,600          -            -          (1,000)         -    14,000
Net Loss for the three month
 period ended, March 31, 2002              -          -             -           -            -          (7,336)         -    (7,336)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002             2,400,000      2,400        12,600          -            -          (8,336)         -     6,664
Issuance of common shares for cash,
 November 26 to December 16, 2002     208,500        208        20,642          -            -              -           -    20,850
Net loss, for the nine month period
 ended, December 31, 2002                  -          -             -           -            -         (36,011)         -   (36,011)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002          2,608,500      2,608        33,242          -            -         (44,348)         -    (8,498)
Issuance of common shares
 for cash, January 7, 2003             95,000         95         9,405          -            -              -           -     9,500
Issuance of common shares
 for cash, January 9, 2003             80,000         80         7,920          -            -              -           -     8,000
Issuance of common shares
 for cash, February 7, 2003           110,000        110        10,890          -            -              -           -    11,000
Issuance of common shares
 for cash, February 18, 2003          106,500        107        10,543          -            -              -           -    10,650
Net loss for the three month
period ended, March 31, 2003             -            -             -           -            -         (39,145)         -   (39,145)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2003              3,000,000      3,000        72,000          -            -         (83,493)         -    (8,493)
Commons shares cancelled,
 December 2, 2003                  (2,000,000)    (2,000)        2,000          -            -              -           -        -
Issuance of nine for one common
 stock dividend, December 9, 2003   9,000,000      9,000        (9,000)         -            -              -           -        -
Net loss for the nine month period
 ended, December 31, 2003                  -          -             -           -            -         (62,070)         -   (62,070)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003         10,000,000     10,000        65,000          -            -         (145,563)        -   (70,563)
Issuance of one and one half for
 one common stock dividend,
 January 13, 2004                  15,000,003     15,000       (15,000)         -            -               -          -        -
Issuance of common shares for
 finders fee, March 18, 2004           25,000         25        28,725          -            -               -          -    28,750
Issuance of common shares for
 consulting fees, March 18, 2004       30,000         30        34,470          -            -               -          -    34,500
Issuance of common shares for
 property option payment,
 March 18, 2004                        30,000         30        34,470          -            -               -          -    34,500
Common stock subscribed January
 19, 2004                                  -           -            -      125,000      125,000              -          -   125,000
Common stock subscribed March 25,
 2004                                      -           -            -      850,000      850,000              -          -   850,000
Net loss, for the three month
period ended, March 31, 2004               -           -            -           -            -         (757,439)        -  (757,439)
Foreign currency translation
adjustments                                -           -            -           -            -               -       (245)     (245)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004            25,085,003      25,085      147,665     975,000      975,000        (903,002)     (245)  244,503
Issuance of 850,000 units for
 cash, Reg S, April 15, 2004          850,000         850      849,150    (850,000)    (850,000)             -         -         -
Issuance of 125,000 units for
cash, Reg S, April 30, 2004           125,000         125      124,875    (125,000)    (125,000)             -         -         -
Issuance of common shares for
 consulting fees, July 20, 2004        30,000          30       30,870          -            -               -         -     30,900
Issuance of 50,000 units for cash,                                                                                               -
 Reg S, July 20, 2004                  50,000          50       49,950          -            -               -         -     50,000
Issuance of 200,000 units for debt,
 Reg S, September 16, 2004            200,000         200      199,800          -            -               -         -    200,000
Issuance of 93,334 units for debt,
 Reg S, September 29, 2004             93,334          94       69,906          -            -               -         -     70,000
Issuance of 1,000,001 units for
cash, Reg S, September 29, 2004     1,000,001       1,000    749,000            -            -               -         -    750,000
Issuance of 299,000 units for cash,
 Reg S, November 16, 2004             299,000         299      223,951          -            -               -         -    224,250
Issuance of 183,333 units for cash,
 Reg D, December 9, 2004              183,333         183      135,817          -            -               -         -    136,000
Issuance of 2,000 shares for finders
 fees, Reg D, December 9, 2004          2,000           2        1,498          -            -               -         -      1,500
Issuance of 501,333 units for cash,
 Rule 144, December 29, 2004          501,333         501      317,384          -            -               -         -    317,885
Issuance of 25,000 units for cash,
 Reg S, December 22, 2004              25,000          25       18,725          -            -               -         -     18,750
Net loss, for the nine month period
 ended, December 31, 2004                  -           -            -           -            -       (2,207,746)       - (2,207,746)
Foreign currency translation
 adjustments                               -           -            -           -            -               -       (941)     (941)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004         28,444,004      28,444    2,918,591          -            -       (3,110,748)   (1,186) (164,899)
Issuance of 200,000 units for
 cash Reg D, Feb 2, 2005              290,000         290      217,210          -            -               -         -    217,500
Issuance of 50,000 units for cash
 Reg S, February 16, 2005              50,000          50       37,450          -            -               -         -     37,500
Issuance of 481,000 units for cash                                                                                               -
 Reg S, March 22, 2005                481,000         481      360,269          -            -               -         -    360,750
3,390,599 Units Subscribed during
 February and March 2005                   -           -            -      3,390,599  2,542,951              -         -  2,542,951
Share issue costs incurred during
 February and March 2005                   -           -      (193,330)         -            -               -         -   (193,330)
Net Loss for the three month
 period ended, March 31, 2005              -           -            -           -            -       (1,718,948)       - (1,718,948)
Foreign currency translation
 adjustments                               -           -            -           -            -               -       (91)       (91)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE MARCH 31, 2005             29,265,004    $ 29,265   $3,340,190     3,390,599 $2,542,951      (4,829,696)  (1,277) 1,081,433
====================================================================================================================================

                              The accompanying notes are an integral part of these financial statements

                                                      BULLION RIVER GOLD CORP.
                                                   (AN EXPLORATION STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              UNAUDITED


                                                                FOR THE THREE MONTHS ENDED MARCH 31,             FROM INCEPTION,
                                                            ------------------------------------------          JUNE 29, 2001 TO
                                                                    2005                      2004               MARCH 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                         $       (1,718,948)     $       (757,439)       $       (4,829,696)

Adjustment to reconcile net loss to net cash used in operating activities:

     Depreciation                                                           11,521                    325                    24,571
     Gain on extinguishment of debt                                            -                      -                     (25,719)
     Common stock issued for services and related expenses                     -                   97,750                   128,650

Changes in operating assets and liabilities:
Increase in refund receivable                                               (5,400)                   -                      (5,400)
Increase in prepaids                                                       (10,046)               (31,295)                  (99,313)
Increase in accounts payable and accruals                                   27,414                 45,363                   558,315

------------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (1,695,459)              (645,296)               (4,248,592)

------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Purchase of fixed assets                                              (55,468)                (4,841)                 (165,083)

------------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                      (55,468)                (4,841)                 (165,083)

------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common shares issued or subscribed for cash
    net of share issue costs                                             2,965,371                975,000                 5,513,756
  Advance payable                                                         (100,000)               (15,428)                   18,880
  Note payable                                                                  -                      -                    270,000
  Loans payable                                                            500,000                     -                    500,000

------------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                3,365,371                 959,572                6,302,636

------------------------------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                                      (91)                   (245)                  (1,277)

------------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                         1,614,353                 309,190                1,887,684

CASH, BEGINNING OF THE PERIOD                                              273,331                 152,926

------------------------------------------------------------------------------------------------------------------------------------

CASH, END OF THE PERIOD                                         $        1,887,684      $          462,116

====================================================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes                                                    $               -       $               -
Interest                                                        $               -       $               -

====================================================================================================================================

                              The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS
Bullion River Gold Corp. (the "Company") was incorporated on June 29, 2001, under the laws of the State of Nevada, as Dynasty International Corporation. On December 9, 2003, the Company changed its name to Bullion River Gold Corp. The Company's principal executive offices are in Reno, Nevada.

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

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 included in the Company's annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in the Company's 2004 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2004 are summarized below:

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

FIXED ASSETS
Office furniture, equipment, telephone system, computer hardware, and computer software are stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for the fixed assets is estimated as follows with no salvage value:

Furniture                           5 years
Equipment                           2 and 4 years
Telephone System                    5 years
Computer Hardware                   3 years
Computer Software                   2 years

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

COMPREHENSIVE INCOME
Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents foreign currency translation items associated with the Company's accounts payable.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS
The Company will expense all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the quarter ended March 31, 2005.

RECLAMATION AND ABANDONMENT COSTS
The Company follows the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company is still in the exploration stage and thus SFAS 143 does not effect the Company's present operations or financial position.

NOTE 3 - ADVANCE PAYABLE

At March 31, 2005 and December 31, 2004, the Company had an advance payable of $nil and $100,000, which bore no interest, was unsecured and was payable within five business days of December 15, 2004.

NOTE 4 - LOANS PAYABLE

At March 31, 2005 and December 31, 2004, the Company had loans payable in the amount of $500,000 and $nil, which bare no interest, are unsecured and are repayable no later than April 10, 2005. If the loans are not fully paid by April 10, 2005 interest will accrue on the unpaid balance at a rate of 8% compounded monthly. The loans were paid in full in April 2005.

NOTE 5 - COMMON STOCK

On September 8, 2004, the Company authorized an offering of five million units at $0.75 per unit. Each unit consists of one restricted common share and one restricted share purchase warrant. Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $1.00 for a period of two years. On November 17, 2004, the term for exercising all warrants issued under the September 8, 2004 offering was extended from two to three years. On February 28, 2005 the Company resolved to increase the share offering from five million units to seven million units.

On February 2, 2005, the Company issued 290,000 units at $0.75 per unit under Reg D for $217,500 cash as part of the September 8, 2004 offering for five million units.

On February 16, 2005, the Company issued 50,000 units at $0.75 per unit under Reg S for $37,500 cash as part of the September 8, 2004 offering for five million units.

On March 22, 2005, the Company issued 481,000 units at $0.75 per unit under Reg S for $360,750 cash as part of the September 8, 2004 offering for seven million units.

During February and March 2005, 3,390,599 units were subscribed for at $0.75 per unit for $2,542,951 in cash as part of the September 8, 2004 offering of seven million units.

During February and March 2005, the Company paid $193,330 in finders' fees and committed to issuing 155,280 warrants as finder's fees, at an exercise price similar to the investors exercise price, to the agents in respect of assisting with the September 8, 2004 offering for seven million units. (Note 6)

NOTE 6 - WARRANTS

At March 31, 2005 the Company had the following warrants outstanding:

                                        EXERCISE
          DATE          # WARRANTS        PRICE          EXPIRY DATE

         15-Apr-04        850,000       $   1.50           15-Apr-07

         30-Apr-04        125,000       $   1.50           30-Apr-07

         20-Jul-04         50,000       $   1.50           20-Jul-07

         29-Sep-04        200,000       $   1.50           29-Sep-07

         29-Sep-04      1,093,335       $   1.00           29-Sep-07

         16-Nov-04        299,000       $   1.00           16-Nov-07

         10-Dec-04          185,333     $   1.00           10-Dec-07

         22-Dec-04           25,000     $   1.00           05-Jan-08

         29-Dec-04        501,333       $   1.00           29-Dec-07

         31-Dec 04           63,467     $   1.00           31-Dec-07

         02-Feb-05          290,000     $   1.00           02-Feb-08

         16-Feb-05           50,000     $   1.00           16-Feb-08

         22-Mar-05          481,000     $   1.00           22-Mar-08

         Total            4,213,468


NOTE 7 - MINERAL PROPERTIES

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

At March 31, 2005 and 2004, the Company had made all required option payments and complied with all of the terms of the option agreement.

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

At March 31, 2005 and 2004, the Company was not in compliance with all of the terms of the option agreement because they had not made all of the required minimum exploration expenditures.

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

At March 31, 2005, the Company was not in compliance with all of the terms of the option agreement because they had not made all of the required minimum exploration expenditures. At March 31, 2004, the Company was in compliance with the terms of the option agreement.

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

During the year ended December 31, 2004 the Company terminated their option on the Thomas Creek property and acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada. On September 28, 2004 the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

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

The March 3, 2003 option agreement for seven unpatented claims has no term. North Fork can acquire an undivided 100% interest in these claims by paying $10,000 once North Fork has successfully completed its stage 1 drilling and exploration program and decides to continue with exploration and by paying the owner $70,000 once North Fork has successfully completed its stage 2 drilling and exploration program and decides to continue with exploration.

At March 31, 2005 and 2004, the Company was in compliance with all of the terms of the option agreement.

PAINTED HILLS CLAIMS
During the 2004 the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

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

During 2004, the Company paid a non-refundable deposit of $10,000, which allowed them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004. On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase, whereby their exclusive right to explore the Washington Niagara Property was extended to September 30, 2005. Under the terms of this agreement, the Company is required to pay $15,000 in outstanding county taxes, option payments of $50,000 on each of June 1 and August 1, 2005, to pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million. The option to purchase can be exercised at any time up to October 1, 2005. If French Gulch exercises its option, it is required to make bimonthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bimonthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments made total $1,500,000.

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

At March 31, 2005, the Company had made all payments and complied with all of the terms of the option agreement.

NOTE 8 - COMMITMENTS

MINERAL PROPERTY OPTION PAYMENTS

The Company is committed to making the following mineral property work commitments or option payments under assumption of the option agreements on or before March 31:

     Property         2006          2007         2008       2009       2010         2011      2012
Antone Canyon     $ 40,000      $ 40,000     $ 40,000   $ 40,000   $ 40,000     $ 40,000   $ 40,000
Corcoran Canyon     83,548           -            -          -          -            -          -
Cimarron            82,572        50,000          -          -          -            -          -
North Fork          21,000        96,000       30,000        -          -            -          -
French Gulch       100,000           -            -          -          -            -          -

Total             $327,120      $186,000      $70,000   $ 40,000   $ 40,000     $ 40,000   $ 40,000

LEASE COMMITMENTS

On November 18, 2004, the Company extended their office premises lease agreement to February 28, 2006. Payments under this lease $1,848 per month.

On November 18, 2004, the Company entered into a lease agreement for additional office space, for a fourteen-month term commencing January 1, 2005. Payments under this agreement are $2,404 per month.

On October 15, 2004 the Company entered into a rental agreement for office space whereby the Company is committed to pay $975 per month until April 30, 2005.

On November 22, 2004 the Company entered into an equipment lease agreement whereby the Company is committed to pay lease payments of $4,827 per month for five months commencing November 22, 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2005, the Company paid $9,037 in consulting fees to the President of the Company. At March 31, 2005 and December 31, 2004, the Company was indebted to the President of the Company in the amount of $3,510 and $1,866.

During the three month periods ended March 31, 2005, the Company paid $42,000 for services to a company controlled by the Company's President.

During the three month period ended March 31, 2004 the Company paid $18,000 in consulting fees, issued 30,000 shares as consulting fees and issued 25,000 shares as a finders fee for staking the Painted Hills Claims to the Vice-President, Exploration. At March 31, 2005 and December 31, 2004, the Company was indebted to the Vice-President, Exploration in the amounts of $1,864 and $703.

During the three month period ended March 31, 2005, the Company paid $75,000 l in professional fees to a company controlled by a director of the Company.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company issued the 3,390,599 units subscribed for during February and March 2005 for $2,542,950 in cash.

Subsequent to March 31, 2005, the Company issued 260,000 units for cash of $195,000 in cash.

ITEM 2.  PLAN OF OPERATION


                              RESULTS OF OPERATIONS
                              ---------------------

REVENUE

We anticipate that significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver. There is no guarantee that we will locate viable gold or silver reserves and if such minerals are discovered that we will enter into commercial production or that if we do locate viable mineralization that we will be able to secure the financing necessary to proceed with extraction of these minerals.

EXPENSES

Our expenses increased by $961,509 or 127% from $757,439 for the three months ended March 31, 2004 to $1,718,948 for the three months ended March 31, 2005. The increase was primarily due to an increase of $16,270 in administrative fees, $11,196 in depreciation, $566,491 in exploration costs, $21,744 in insurance, $395 in interest and bank charges, $40,422 in investor relations and promotion, $16,248 in office, $88,381 in professional fees, $11,122 in rent, $155,553 in salaries and wages and $50,541 in travel offset by decreases of $15,069 in consulting fees and $1,785 in filing fees. The increases were due to The increases were due to the commencement of our exploration program, key management positions and consulting needed to plan and engineer the exploration process, and an increase in corporate communications.


                        LIQUIDITY AND FINANCIAL CONDITION

CASH AND WORKING CAPITAL

We had cash of $ 1,887,684 and a working capital surplus of $940,921 at March 31, 2005. During the three month period ended March 31, 2005, we used $1,695,459 in cash for operating activities, primarily for an operating loss of $1,718,948, an increase in refunds receivable of $5,400, an increase in prepaid expenses of $10,046 offset by an increase in accounts payable of $27,414 and depreciation of $11,521. Cash used in operations of $1,695,459 was financed by the sale or subscriptions received for common stock of $2,965,371 and an increase in loans payable of $500,000 offset by a decrease in advances payable of $100,000 and an investment in fixed assets of $55,468. An increase in working capital of $1,202,385 was due to an increase in current assets of $1,629,799 offset by an increase in current liabilities of $427,414. We have accumulated a deficit of $4,829,696 since inception and have stockholder's equity of $1,081,433. We have no contingencies or long-term commitments except for our commitments under the option agreements, premises and equipment leases.

Cash on hand will be used to pay down all aged payables and loans to bring the company current with all vendors along with continuing our continued exploration program. As we continue to plan for going into production at French Gulch, if assay and drilling results are positive, we will seek further financing for mine and mill rehabilitation.

CRITICAL ACCOUNTING POLICIES

Mineral Properties
------------------

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

Reclamation and Abandonment Costs
---------------------------------

Adoption of SFAS 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs are not expected to have an impact on Bullion River's financial statements while they are in the exploration stage. Once the Company commences operations the policy requires that reclamation and closure costs including site rehabilitation costs be recorded at the estimated present value of reclamation liabilities and recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.

CONTRACTUAL OBLIGATIONS

The Company is committed to making mineral property work expenditures, option payments, payments under premise or equipment leases and repayments under loan agreements as follows at March 31:

     Property         2006          2007         2008       2009       2010         2011      2012
Antone Canyon     $ 40,000      $ 40,000     $ 40,000   $ 40,000   $ 40,000     $ 40,000   $ 40,000
Corcoran Canyon     83,548           -            -          -          -            -          -
Cimarron            82,572        50,000          -          -          -            -          -
North Fork          21,000        96,000       30,000        -          -            -          -
French Gulch       100,000           -            -          -          -            -          -
Loans Payable     $500,000
Premises Leases   $ 47,747
Equipment Leases                $  2,647     $  2,647

                               PLAN OF OPERATIONS
                               ------------------

SUMMARY

During 2004, we conducted exploration activities on all of our properties. These activities included office data compilation and analysis, and surface exploration work. We completed phase 1 exploration drilling programs at the Thomas Creek and Antone Canyon properties. Phase 1 exploration drilling as defined here is the first drilling campaign we conduct on a property to determine whether significant mineralization exists in the subsurface and whether the project warrants additional exploration. Phase 2 exploration drilling is the follow-up drilling program subsequent to positive results from Phase 1. The drilling campaign at Thomas Creek did not encounter material mineralization and subsequently these claims were abandoned. The Thomas Creek Mining Corp. changed its name to Wenban Spring Mining Corp.

During the first quarter of 2005, we concentrated operations at the Washington Mine on the French Gulch property near Redding, CA. Through April 25, 31 underground core holes totaling about 15,600 feet have been completed. The first 16 holes targeted the Lucky-7 vein, which completed drilling across the western part of the Lucky-7 vein. Holes 17 through 31 targeted the Washington vein, which is approximately 400 feet north of the Lucky-7 vein.

Drill results along the Lucky-7 vein confirm the presence of high-grade mineralization to at least 200 feet below levels mined previously (1990's), confirm the presence of coarse visible gold within a wide dike-hosted quartz-vein stockwork, and confirm that high-grade mineralization is present across mineable widths. We encountered visible gold in 9 of the 15 assayed holes. Drillhole spacing is designed as a 50-foot grid on the Lucky-7 vein and a 75-foot grid along the Washington vein, with the current phase 1 program completing approximately every-other hole in the grids. Early results on the Washington vein again confirm the presence of visible gold and, importantly, multiple veins, which have yet to be fully delineated in 3 dimensions.

We have received assays for the first 15 holes of the underground core program at French Gulch; assays are pending on holes 16 through 31. These results include: 1.89 ounces per ton (opt) gold (Au) over 13 feet within 30 feet of 0.84 opt Au in RBU-14; 1.95 opt Au over 6.9 feet in RBU-1; 2.18 opt over 2.2 feet within 0.27 opt over 24 feet in RBU-3; 1.26 opt Au over 1.5 feet within 0.21 opt over 31.5 feet in RBU-2; and 7.06 opt Au over 0.7 feet within .43 opt Au over 17 feet in RBU-13.

In the Lucky-7 structure, results indicate that gold mineralization is not simply confined to one narrow vein. Based on the drilling and exposures of the mined portions of the vein, high grades occur across widths of at least 5 feet, with most holes containing multiple high-grade veins surrounded by quartz stockwork. Channel samples collected during small-scale mining in the 1990's averaged 2.79 opt Au across 4.6 feet. Although final calculations of true widths in the drilling are pending further 3-dimensional analysis, initial calculations indicate that true widths for the area of the first 16 holes are approximately 42% of drilled length.

The assay results are based on metallic screen analysis performed by BSi Inspectorate America Corporation. Our drilling, sampling, and assaying practices are being actively audited by SRK Consulting that includes the use of multiple standards and blanks. This is critical to our rigorous quality control program. True widths of intervals are estimated to be 42% of the reported down-hole lengths, although this factor will not be accurately known until 3-dimensional modeling of the mineralization is completed.

We plan to complete a preliminary resource/reserve calculation after phase 1, which will be headed by SRK Consulting after sufficient drilling has been completed. Second-phase in-fill drilling will then be undertaken at French Gulch to complete the desired drill-grid spacing of 50 feet on the Lucky-7 and 75 feet on the Washington vein.

Once phase 2 exploration has been completed at French Gulch, the results will be evaluated to determine production viability. This will be based on mineralization, the gold and silver markets, and the engineering and production costs to economically extract and process.

At our NORTH FORK property near Grass Valley, CA, operations during the first quarter were hindered by heavy snowfalls. Work in January consisted of preparing for the installation of PG&E transmission equipment and transformers. Considerable progress was made in completing cable runs and surface wiring. Pacific Gas & Electric (PG&E) spotted their step down transformer onsite and completed pole and conductor installations between the high voltage transmission line and the site transformer. There is a limited amount of work left to complete to energize the site. This should be completed in early May. The lower section of the access road was reworked to reduce silting of road runoff, which was causing compliance problems in Oregon Creek. The road was repaired to the satisfaction of the US Forest Service inspection personnel. The materials and equipment necessary to begin underground are essentially in place or is being moved to the site.

We expect to continue with exploration programs on our other properties during the 2nd quarter of 2005. We are planning phase 1 drilling at Wenban Spring in April, Corcoran Canyon in May, Painted Hills in July, and Antone Canyon in August. We do not anticipate continuing with phase 1 of our exploration program on the Cimarron property until 2006.

During 2005 we plan to continue to seek projects that contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. This focus is primarily in the Great Basin of the western United States and the Mother Lode belt in California. There is no assurance that we will locate high grades and large tonnages of mineralization, or locate projects that contain the potential for mineralization concealed under post-mineral cover, or that there is sufficient high grade or large tonnage of gold or silver to make a project commercially viable.

Unless our anticipated production projects contain commercially viable sources of gold or silver and until such time as we achieve significant revenues from the sales of gold or silver, we will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significant, and we cannot guarantee that we will be able to obtain the required working capital to bring a mine into commercial production.

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

During the first quarter of 2005, we received $3,158,701 in private placement funds for 4,121,599 units at $0.75 per unit. We plan to spend this money on paying down payables, and on operating and exploration costs. We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program and pre-production program. The issuance of additional shares will result in dilution to existing shareholders of the Company.


FRENCH GULCH NEVADA MINING CORP.  (FRENCH GULCH PROPERTY)

We continued in the first quarter of 2005 to stake an additional 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. We have named these newly staked claims, along with the Washington-Niagara property, the "French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch and are not subject to the agreement with the WN Partnership.

The following information concerning the Washington Niagara Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Plant and Equipment
        -------------------

The project includes a mill that operated as recently as 2002, consisting of gravity and flotation circuit as well as a furnace for producing dore. There is also some small equipment on the property.

        Location & Background
        ---------------------

The Washington Niagara property consists of approximately 1824 acres, of which approximately 490 acres are patented lands. The property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California. This province has produced at least 7 million ounces of gold from placer and mesothermal quartz vein deposits broadly similar to vein districts of the Mother Lode region in east-central California. French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.50 opt and commonly above 1.0 opt. The district comprises a number of past-producing vein mines along an easterly-trending belt 1.5 miles wide and 10 miles long, with veins producing gold through a vertical range of 3,400 feet.

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

The property has produced at least 200,000 ounces of gold, but production records are incomplete. Mining and gold production on the Washington veins commenced in 1852, the first bedrock gold mine in the province and continued intermittently through 2001. High-grade mineralization mined in recent years has included one small zone on the Lucky-7 vein, which yielded about 8,800 tons grading 1.13 opt Au in the mid 1990's. However, there has been very limited exploration drilling from surface and underground.

        Current status and Proposed Exploration
        ---------------------------------------

We do not claim to have any ores or reserves whatsoever at this time on the French Gulch Claims.

Underground core drilling in the Washington mine began January 22, 2005, and as of April 25th, we have completed 31 core holes for approximately 15,600 feet. Details of the results of this program are noted in the preceding section. These underground core holes represent about 53% of the planned 31,000 foot, 58 hole, phase 1 program aimed at delineating preliminary resources on the Lucky-7 and Washington veins. We plan to initiate phase 2 drilling to complete the detailed grids on the veins and expand the phase 1 results if phase 1 results are encouraging.

In January of 2005 we designed a surface reverse-circulation drilling program to explore areas beyond the underground core drilling. The drilling was started, but was abandoned due to strong hole deviation and unexpected high costs. Three holes totaling 1995 feet were completed; no significant mineralization was encountered, but we believe the holes stopped short of their targets. We are planning a surface core program in mid 2005 to continue this step-out exploration effort.

We are currently scheduling a district-wide exploration effort to begin assessments beyond the Washington mine, the site of the resource-definition effort. This effort will consist of a rigorous district-scale geologic evaluation along with assessments of mineralized areas. For example, the historic Niagara mine about 4000 feet west of the Washington developed a high-grade ore shoot for about 800 feet down-dip. This vein and vein trend has not yet been explored. One historic drift lying 550 feet below mined levels intersected multiple quartz veins with visible gold, but no mining was conducted. We plan to map and sample this drift during the initial stage of the mine's evaluation. Similar to Washington, the veins at Niagara are hosted in a dike swarm. A surface core-drilling program is planned for the Niagara area as well as for step-outs along the Washington and Lucky-7 vein trends to the east.

We completed a Storm Water Pollution Prevention Permit in the first quarter of 2005, and plan an analysis of drill discharge water for surface drilling permits. We also began a phase 1 environmental audit being prepared by Enviroscientists, Inc. of Reno.

During the first quarter of 2005, we began metallurgical studies on bulk samples collected from underground exposures on the Lucky-7 and Washington veins. The four bulk samples assayed were 1.92, 1.68, and 21.73 opt Au (Lucky-7 vein), and
1.65 opt Au (Washington vein). The metallurgical program is being coordinated by SRK Consulting, with analytical work by McClelland Laboratories of Reno, Nevada. Combined gravity and flotation tests on bulk samples collected from underground vein exposures in the Washington mine yielded 96.1 to 99.5% gold recovery from the Lucky-7 vein and 91.8% recovery from the Washington vein.

Our proposed 2005 budget for phases 1 and 2 of our exploration program on the French Gulch property is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
FRENCH GULCH                                                        BUDGET
--------------------------------------------------------------------------------
BLM and county fees (2005-2006)                                 $    27,000
Option payments                                                 $   100,000
Surface and underground exploration drilling                    $ 2,870,000
Development of mine engineering plan                            $   100,000
Development of mill upgrade and expansion plan                  $   250,000
--------------------------------------------------------------------------------

Total Budget (including contingencies)                          $ 3,347,000
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $767,221 on exploration at French Gulch.

In anticipation of going into production at French Gulch, due to the promising test drill results, we are currently re-evaluating previous estimates for mill and mine rehabilitation, and adjusting for the latest cost factors before being presented to an independent engineering firm, which will ensure the highest quality standards.

Current pre-production development estimates for the French Gulch mill and mine rehabilitation in 2005 are as follows:

--------------------------------------------------------------------------------

French Gulch Pre-production Estimates                                Total
--------------------------------------------------------------------------------
Mill Rehabilitation                                             $  3,100,000
Mine Development                                                   2,395,900

--------------------------------------------------------------------------------
Total Estimate                                                  $  5,495,900
--------------------------------------------------------------------------------


NORTH FORK MINING CORP.  (NORTH FORK)

The following information concerning the North Fork Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Plant and Equipment
        -------------------

We do not own a plant, but we have some small equipment and storage facilities on the North Fork Property.

        Location & Background
        ---------------------

The North Fork project is in the Alleghany mining district in the northern part of the Mother Lode Gold Belt in northeastern California, 35 km northeast of Grass Valley and about 3.5 km northwest of the Sixteen-to-One mine.

The Alleghany mining district is within the northern portion of the Mother Lode Belt and on the north side of the Grass Valley mining district. Gold mineralization within the Mother Lode Belt occurs along the regional, northerly-trending Melones fault system following the western flank of the Sierra Nevada Range. The belt has a strike length of more than 300km and averages about 80km in width. Gold deposits occur as mesothermal, quartz-carbonate vein systems along faults within metamorphic rocks. Gold occurs in free form commonly with arsenopyrite. The Grass Valley and Alleghany districts are notable for their high gold grades and for the largest gold production among all mesothermal vein camps in western North America.

The North Fork property is along the strike extension of the prolific gold-bearing quartz veins in the Alleghany area about 3 km to the southeast. At North Fork, data from historic underground examinations indicate a 240m wide zone containing steeply-dipping gold-bearing quartz veins locally exceeding 6m in width. Assays grading above 0.5 opt (15 g/t) Au are common and nearly continuous along the approximately 600 feet of vein-parallel drifting on 3 levels covering about 50 meters vertically. Grades exceeding 1 opt are also common. Gold veins and their host rocks in the district are capped by post-mineralization volcanic rocks, creating opportunities to discover additional concealed mineralization.

Placer gold was discovered in the Mother Lode Belt in 1849 and in the Alleghany district in 1852. Underground mining of high-grade veins at Alleghany began in 1853. The North Fork Mine was developed between 1875 and the 1930's with a 13-degree decline about 1,000 feet long, then an 800 foot long crosscut connecting to a 60 degree inclined shaft from which three levels were developed. All three levels intersected significant gold grades commonly exceeding 0.5 opt Au along multiple veins. Based on the historic assays, there is an inferred resource of 100,000 tons grading at least 0.5 oz/ton grade; however, additional exploration drilling is necessary to develop a mineable reserve. Subsequent to the 1930's, some of the underground workings collapsed, and the lower portion of the mine was flooded. A number of other historic mines exist on the property, and some have recorded production from high-grade veins.

Given the high gold grades at North Fork, the limited development, the reported widths of the veins, and its location along strike with major gold vein systems at nearby Alleghany, the project has excellent potential for the discovery of new high-grade reserves amenable to underground mining. There has been no systematic modern exploration on the property.

        Current status and Proposed Exploration
        ---------------------------------------

We do not claim to have any ores or reserves whatsoever at this time on the North Fork Property

As stated earlier, activities in the 1st quarter of 2005 at North Fork were hindered due to weather related delays as a result of heavier than average snowfalls. Several days were lost in road clearing and maintenance. Access to the site was severely restricted or impassable for much of the January. We gained some useful first hand experience when dealing with the snowfalls, which will help us plan future winter operations.

With a good road now in place and the heavy winter behind, work has resumed removing old, unusable buildings that are in the way of future operations. PG&E should be completing the electrical installation in early May. Work has recently commenced underground using generators.

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

We have obtained the necessary permits for underground rehabilitation and exploration drilling and have commenced an underground exploration program with offsite mobilization and engineering

Our 2005 proposed budget at North Fork for phase 1 is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
NORTH FORK                                                          BUDGET
--------------------------------------------------------------------------------
BLM fees and county recording fees (2005-2006)                  $     7,000
Option payments                                                 $    18,000
Drilling 20,000ft @ $25/ft.                                     $   500,000
Decline rehabilitatation, engineering, permitting, etc.         $ 1,307,800
--------------------------------------------------------------------------------
Total Budget (including contingencies)                          $ 1,832,800
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $217,704 on exploration at North Fork.

CORCORAN CANYON MINING CORP.

The following information concerning the Corcoran Canyon Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Plant and Equipment
        -------------------

We do not own a plant and there is no equipment on the property.

        Location & Background
        ---------------------

Lands in the Corcoran Canyon project are administered by the U.S. Bureau of Land Management and the U.S. Forest Service.

The project is in Nye County, Nevada, 80 km north of Tonopah and 19 km east of the Round Mountain gold mine (15 Moz Au). The project is within a regional north-trending mineralized belt that includes the volcanic-hosted and sediment-hosted gold-silver deposits of Goldfield, Tonopah, Midway, Manhattan, Round Mountain, Gold Hill and Northumberland.

        Current status and Proposed Exploration
        ---------------------------------------

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

We had planned to start our phase 1 proposed mineral exploration program in October 2004; however, due to inclement weather, the program had to be abandoned prior to starting the first hole. Our proposed exploration program consists of completing a phase 1 drilling program of five 1,200-foot reverse-circulation drill holes to test extensions of the known resource and the pediment target. The program will resume in approximately May of 2005 and we expect to complete in early third quarter of 2005.

The decision to extend the proposed mineral exploration program on the Corcoran Canyon Property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second phase that might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially viable reserves. The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth below for phase 1.

Our 2005 proposed budget at Corcorran Canyon for phase 1 is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
CORCORRAN CANYON                                                    BUDGET
--------------------------------------------------------------------------------
BLM fees and county recording fees (2005-2006)                  $    15,300
Insurance                                                       $     5,500
Reverse Circulation drilling (6,000 feet of RC drilling
 in 4 to 5 holes)                                               $   135,000
Assaying and engineering                                        $    27,000
Drill site preparation and reclamation                          $     5,000
--------------------------------------------------------------------------------
Total Budget (including contingencies)                          $   187,800
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $234 on exploration at Corcorran Canyon.

WENBAN SPRING MINING CORP. (FORMERLY THOMAS CREEK MINING CORP.)

The following information concerning the Wenban Springs Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Plant and Equipment
        -------------------

We do not own a plant and there is no equipment on the property.

        Location and Background
        -----------------------

The claims are 100% owned by Wenban and are within lands administered by the U.S. Bureau of Land Management.

Wenban Spring lies along the west side of the northwest-trending Battle Mountain
- Eureka Mineral Belt, which contains a number of productive, bulk-mineable, sediment-hosted and volcanic-hosted gold deposits, including Pipeline (+11 Moz
Au), Cortez Hills, Cortex, Tonkin Springs, Horse Canyon, Gold Bar, Ruby Hill, Toiyabe and Buckhorn.

The Wenban Spring Property is southwest of the Cortez Hills and Pediment gold deposits (~ 9 Moz gold @ ~ 4.4 g/t Au) controlled by the Cortez Joint Venture
(CJV). The Property directly adjoins claims held by the CJV and lies within 6 miles (9.6 km) southwest of the Cortez Hills deposit. Placer Dome Inc. (NYSE,

TSX, ASX: PDG) is operator and 60% owner of the CJV, with Kennecott Minerals Company (subsidiary of Rio Tinto plc) owning 40%. Cortez Hills is a world-class, bulk-mineable Carlin-type gold system discovered in 2002. It is covered by post-mineralization alluvium at the north end of Grass Valley. Wenban Spring is on the west edge of the same valley. Four miles (6 km) southwest of Wenban Spring is the Toiyabe Carlin-type gold deposit, which produced about 90,000 ounces of gold from an open pit operation from 1987 to 1993. There has been no exploration drilling conducted on the property.

        Current status and Proposed Exploration
        ---------------------------------------

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

In 2004, we completed geologic mapping, sampling and a controlled-source audiomagnetotellurics (CSAMT) geophysical survey. Results confirm that the alluvial fill in the valley on the east side of the property is relatively thin (<500 ft thick) up to 1.5 miles east of the range-front fault. Further, faults have been mapped and inferred from the geophysical survey that support the structural model reported above.

Based on the results of the 2004 exploration work, we designed a phase 1 drill plan, which was approved by the Bureau of Land Management in the first quarter of 2005. We also submitted a reclamation bond of $5,400 to the Bureau of Land Management in the first quarter of 2005.

The approved drilling permit consists of 8 drill sites, and we plan to complete up to 4 - 1000 foot reverse-circulation drill holes in the phase 1 program. We began this drilling on April 6, 2005. The decision to extend the proposed mineral exploration program on the Wenban Spring property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed mineral exploration program. When we complete phase 1 of the proposed mineral exploration program, and the results are positive, we will still have to undertake an extensive second phase of the proposed mineral exploration program that might consist of further geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1.

Our 2005 proposed budget at Wenban Spring for phase 1 is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
WENBAN SPRING                                                       BUDGET
--------------------------------------------------------------------------------
BLM fees and county recording fees (2005-2006)                  $    26,000
Drilling                                                        $   116,000
Reclamation                                                     $    10,400
--------------------------------------------------------------------------------
Total Budget (including contingencies)                          $   152,400
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $233 on exploration at Wenban Spring.


PAINTED HILLS PROPERTY

The following information concerning the Painted Hills Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Location and Background
        -----------------------

In February 2004, Bullion River Gold staked 41 unpatented claims in the Painted Hills district in northwestern Nevada. The claims are 100% owned by Bullion

River Gold Corp.

The Painted Hills project is in Humboldt County, Nevada, 135 km northwest of Winnemucca. The nearest significant gold producers are the Sleeper mine, 86 km to the southeast, and the Hog Ranch mine, 88km to the southwest. There has been no gold exploration drilling in the project area. During the 1970's, several geothermal test holes were drilled during a regional geothermal exploration program; hot springs occur about 16 km to the northeast.

        Plant and Equipment
        -------------------

We do not own a plant or any equipment on the Painted Hills Property.

        Recent Work
        -----------

In 2004, we completed detailed sampling and mapping. The opal vein zone exposed at the highest levels is 325 feet wide. Gold contents at this level in the system (vapor-phase zone) are below detection. However, anomalous gold values to 65 ppb occur in chalcedonic stockworks and silicified volcanic rocks approximately 30m below the exposed opal veins. These results are encouraging, consistent with the epithermal mineralization model and indicate that high-grade mineralization is expected to occur within the boiling zone at deeper levels, as has been demonstrated in a number of epithermal camps in the Great Basin, including Midas, Ivanhoe-Hollister and Goldbanks.

Based on our studies, we believe that the geologic setting and alteration patterns are characteristic of productive epithermal gold systems in the region (Midas, Sleeper, Ivanhoe-Hollister, and Rosebud). The Painted Hills project offers an opportunity to discover a new, high-grade epithermal gold-silver vein system. It is possible that a series of parallel veins underlies the pediment extending east from the mineralized range-front fault. Similar to the Sleeper mine, it is possible that deeper gold vein mineralization is concealed by the post-mineralization alluvium (valley fill) in the hanging wall east of the range-front fault as well as underlying the exposed Hg-mineralized fault zone in the footwall. The Painted Hills project has important geologic similarities to multi-million ounce epithermal gold deposits of the northwestern Great Basin, notably the Sleeper and Midas deposits. Potential exists at the Painted Hills for discovery of a new, high-grade gold vein system.

        Current Status and Proposed Exploration
        ---------------------------------------

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

In 2004, we designed a phase 1 drilling program, which was approved by the Bureau of Land Management. We also submitted a reclamation bond for the project of $6,550. We plan to begin a 6-hole reverse-circulation drilling program in July, 2005, designed to test the exposed vein system at depth, and test for veining beneath pediment cover to the east.

The decision to extend the proposed mineral exploration program on the Painted Hills Property to phase 2 will be contingent upon reasonable encouragement from the results of the proposed drilling program. When we complete the phase 1 drilling, and the results are positive, we will still have to undertake an extensive second phase of the proposed mineral exploration program that might consist of, geophysical surveys, trenching, or drilling before we will be able to identify commercially viable reserves. The costs of phase 2 of the proposed mineral exploration program will be significantly more than the costs set forth above for phase 1.

Our proposed budget for phase 1 of our proposed mineral exploration program is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
PAINTED HILLS                                                       BUDGET
--------------------------------------------------------------------------------
BLM fees and county recording fees (2005-2006)                  $     5,500
Reverse Circulation drilling (6,000 feet of RC drilling
 in 4 to 5 holes)                                               $   181,000
Assaying and engineering                                        $    18,000
Drill site preparation and reclamation                          $     7,500
--------------------------------------------------------------------------------
Total Budget (including contingencies)                          $   212,000
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $2,517 on exploration at Painted Hills.

ANTONE CANYON MINING CORP.

The following information concerning the Antone Canyon Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Plant and Equipment
        -------------------

We do not own a plant or any equipment on the Antone Canyon Property.

        Location & Background
        ---------------------

The Antone Canyon Project is in Nye County, Nevada, 70km north of Tonopah and 13km southeast of the Round Mountain gold mine (15 Moz Au) operated by Barrick Gold Corporation and Kinross Gold Corporation. Lands within the project are administered by the U.S. Forest Service.

Previous operators completed shallow reverse-circulation and rotary drilling from 1983 to 1985 (55 holes totaling 5,090m, deepest was 143m), and shallow core drilling in 1999 (5 holes totaling 524m, deepest was 183m). Drilling of the high-grade structures has been limited to within 100m of surface. Other work has included trenching, limited soil sampling, select rock-chip sampling, and an IP geophysical survey

High-grade drill-hole and trench intersections in the Antone Saddle area include:

                                                     Containing
Drill hole      Trench  Length(m)       g/t Au      (g/t Au / m
----------      ------  ---------       ------      -----------
                 EF      15.2            18.3        67.5 / 3
                 EFX     13.7            17.6        39.1 / 1.5 and 46.9 / 1.5
                 T2       5.5            12.2        36.0 / 0.6
                 FG       3.0            12.7
                 EFE      3.8             9.9        41.1 / 0.8
 SB-46                    3.0            24.5        35.1 / 1.5
 SB-50                    6.1            12.4        31.5 / 1.5
 SB-51                    1.5            38.7
 AC99-2                   1.5            13.9        visible gold
 SB-9                     3.0             9.7


The intersections listed above for the Antone Saddle area are distributed over an area approximately 300m by 100m, and mineralized structures are open along strike and below the shallow levels drilled (100m). Significant soil and rock-chip anomalies to 12.7 g/t Au and shallow drill intersections grading above 3 g/t Au occur more than 600m east and 600m west of the Antone Saddle area.

        Current status and Proposed Exploration
        ---------------------------------------

We do not claim to have any ores or reserves whatsoever at this time on the Antone Property.

In 2004, we collected rock-chip samples that confirmed the high-grade gold in the quartz stockwork zones in the saddle area. Results included 19.0 g/t Au (with 6.2 g/t Ag), 8.98 g/t Au (with 13.0 g/t Ag) and 15.25 g/t Au (with 14.6 g/t Ag). During 2004, we also created a 3-dimensional model of the previous drilling, and a drill plan was developed to test for extensions to mineralization at depth and along strike.

In late 2004, we completed a phase 1 reverse-circulation drilling program consisting of 2,683 feet in 3 holes in the Antone Saddle area. The program was designed to extend mineralization along strike and at depth. Hole BA3 intersected 45 ft grading 0.220 oz/ton gold from 330 to 375 ft, including 0.424 oz/ton over 20 ft from 340 to 360 ft. The intersection is highlighted by 5 ft containing 0.61 oz/ton. This hole extends the known northeast-trending mineralized system 350 ft to the southwest, and mineralization remains open to the southwest. The drill results have expanded the high-grade mineralized zone to a strike length of at least 1,300 ft. Drill hole BA2 attempted to extend mineralization approximately 200 ft to the northeast. Although the hole intersected lower grades, the results indicate that the mineralization system continues in that direction. Drill hole BA1 aimed to cross the mineralized zone about 600 ft below high-grade mineralization exposed in trenches in the eastern part of the known zone, but intersected only anomalous gold. Again, the results indicate that the mineralized system extends to depth, but this large down-dip step out requires infill drilling.

We plan to continue with our proposed phase 2 drilling program in August of 2005, and the estimated budget is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
ANTONE CANYON                                                       BUDGET
--------------------------------------------------------------------------------
BLM fees and county recording fees (2005-2006)                  $     6,500
Option payment                                                  $    40,000
Drilling                                                        $    80,000
Assaying and engineering                                        $    10,000
Reclamation                                                     $     5,000
--------------------------------------------------------------------------------
Total Budget (including contingencies)                          $   141,500
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $461 on exploration at the Antone Canyon property.


CIMARRON MINING CORP.

In order to maintain the option, we must (1) pay all annual claim and lease maintenance fees required to keep the Cimarron Property in good standing, (2) incur exploration expenditures of at least $50,000 on or before each of August 22, 2004, 2005, and 2006, and (3) carry comprehensive general commercial liability insurance policy having limits of not less than $1 million per occurrence. At this time, exploration expenditures of at least $50,000 have not been made. We are not planning to commence exploration work on the Cimarron Property until 2006.

The following information concerning the Cimarron Property has been compiled by Bullion River's president, Peter M. Kuhn, M. E. and Bullion River's vice president of exploration, Jacob Margolis, MSc, PhD, with guidance from historical data.

        Plant and Equipment
        -------------------

We do not own a plant or any equipment on the Cimarron Property.

        Current Status and Proposed Exploration
        ---------------------------------------

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

Proposed Budget 2005 for the Cimarron Property is as follows:

--------------------------------------------------------------------------------
                                                                    ANNUAL
CIMARRON MINING                                                     BUDGET
--------------------------------------------------------------------------------
BLM fees and county recording fees (2005-2006)                  $     3,000
Insurance                                                       $     4,000
--------------------------------------------------------------------------------
Total Budget (including contingencies)                          $     7,000
--------------------------------------------------------------------------------

During the 1st quarter ending March 31, 2005, we spent $234 on exploration at Cimarron.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.
    ------------------------------------------------

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.
    ----------------------------

During the period covered by this Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 8, 2004, the Company authorized an offering of five million units at $0.75 per unit. Each unit consists of one restricted common share and one restricted share purchase warrant. Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $1.00 for a period of two years. On November 17, 2004, the term for exercising all warrants issued under the September 8, 2004 offering was extended from two to three years. On February 28, 2005 the Company resolved to increase the share offering from five million units to seven million units.

On February 2, 2005, the Company issued 290,000 units at $0.75 per unit under Reg D for $217,500 cash as part of the September 8, 2004 offering for five million units.

On February 16, 2005, the Company issued 50,000 units at $0.75 per unit under Reg S for $37,500 cash as part of the September 8, 2004 offering for five million units.

On March 22, 2005, the Company issued 481,000 units at $0.75 per unit under Reg S for $360,750 cash as part of the September 8, 2004 offering for seven million units.

During February and March 2005, 3,390,599 units were subscribed for at $0.75 per unit for $2,542,951 in cash as part of the September 8, 2004 offering of seven million units.

During February and March 2005, the Company paid $193,330 in finders' fees and committed to issuing 155,280 warrants as finder's fees, at an exercise price similar to the investors exercise price, to the agents in respect of assisting with the September 8, 2004 offering for seven million units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.


EXHIBIT DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Bullion River Gold Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

                                            BULLION RIVER GOLD CORP.

                                              BY:/S/ PETER M. KUHN
                                                 ------------------
                                              Name: PETER M. KUHN
                                              Title:DIRECTOR AND CEO AND CFO
                                              Dated: APRIL 13, 2005