Form 10QSB
period 2005-06-30
BULLION RIVER GOLD CORP
filed 2005-08-15
CIK 1168458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2005

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

Yes____ No_ X_ (Issuer is not subject to such filing requirements).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2005
Common Stock - $0.001 par value	32,965,581

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Item 1.  Financial Statements.

BULLION RIVER GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As at June 30, 2005 and December 31, 2004

and for the three and six month periods ended June 30, 2005 and 2004 and for the period June 29, 2001 (date of inception) to June 30, 2005

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheet
As of June 30, 2005 and December 31, 2004
Unaudited

	June 30	December 31
	2005	2004
ASSETS
Current assets:
Cash	51,270	273,331
Prepaids	128,775	89,266
Other Current	5,055
Total Current Assets	185,100	362,596

Fixed Assets:
Fixed Assets	184,417	109,615
Less accumulated depreciation	(36,884)	(13,050)
Total Fixed Assets	147,533	96,566

Other assets:
Deposits	71,850	0
Total Other	71,850	0

Total Assets	404,483	459,162

Current liabilities:
Accounts payable and accruals	789,317	524,062
Loan payable	85,000	100,000
Total Liabilities	874,317	624,062

LIABILITY AND SHAREHOLDER'S DEFICIT
Shareholder's equity:
Share Capital
Authorized
200,000,000 common shares, $0.001 par value
Issued and outstanding
32,965,851and 28,444,004 common shares
Common Shares BRGC	33,022	28,444
Additional paid in Capital BRGC	6,104,259	2,918,591
Foreign Exchange Adjustments BRGC	(1,130)	(1,186)
Deficit accumulated during the exploration stage	(6,605,984)	(3,110,749)
Total Shareholder's Deficit	(469,834)	(164,900)

Total Liabilities & Equity (Deficit)	404,483	459,162

The accompanying notes are an integral part of these financial statements.
Includes rounding to nearest dollar.

Bullion River Gold Corporation
(An Exploration Stage Company)
Consolidated Statement of Operations
Unaudited

	Three Months Ended June 30		Six Months Ended June 30		From Inception 29-June-01
	2005	2004	2005	2004	To June 30, 2005
Revenue:

Expense:
Exploration	1,172,317	218,524	2,229,651	703,636	4,104,060
Salaries & Wages	207,027	2,084	346,091	14,254	396,421
Payroll Burden	26,074	4,836	43,537	4,165	46,890
Employee Related	1,230	5,203	2,548	8,703	15,309
Professional Fees	116,413	85,583	346,063	202,482	802,904
Consulting	37,873	56,836	96,548	130,675	344,938
Office	14,870	15,379	31,791	24,713	80,400
Land	(120)	0	0	0	365
Travel Related	59,836	16,191	126,310	32,093	241,356
Licenses & Fees	2,660	16,075	3,258	18,483	35,832
Investor Communications	67,201	57,043	142,286	91,706	364,175
Insurance	7,235	6,224	28,978	6,224	55,889
Rent	12,971	6,456	26,058	8,256	45,662
Utilities	10,149	0	13,476	0	13,604
Bank & Interest Charges	1,912	7,183	7,627	9,339	20,668
Miscellaneous	25,579	0	25,579	0	25,579
Forgiveness of Debt	0	0	0	0	(25,718)
Depreciation	12,314	2,857	23,835	3,182	36,884
Total Operating Expense	1,775,540	500,474	3,493,635	1,257,913	6,605,217

Other:
Other	(853)	0	0	0	0
Provision for income taxes:	1,600	0	1,600	0	767
Total Other	747	0	1,600	0	767

NET LOSS FOR PERIOD	$(1,776,287)	$ (500,474)	$(3,495,235)	$ (1,257,913)	$ (6,605,984)

BASIC AND DILUTED
LOSS PER SHARE	$ (0.06)	$ (0.02)	$ (0.12)	$ (0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING	31,748,791	26,069,563	30,237,184	25,450,195

The accompanying notes are an integral part of these financial statements.
Includes rounding to nearest dollar.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Six Month Periods Ended June 30, 2005, 2004, 2003, 2002 and the period from Inception June 29, 2001 to December 31, 2001
UNAUDITED

						Deficit
				Common Shares Subscribed		Accumulated	Accumulated
	Common Stock Issued		Additional			During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income	Total
Balance, June 29, 2001	-	$ -	$ -	$ -	$ -	-	$ -	$ -
Issuance of common shares
for cash, August 8, 2001	1,000,000	$ 1,000	$ -	-	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	$ 1,400	$ 12,600	-	-	-	-	14,000
Net loss, for the six month period
ended, December 31, 2001	-	$ -	$ -	-	-	(1,000)	-	(1,000)
Balance, December 31, 2001	2,400,000	$ 2,400	$ 12,600	-	-	(1,000)	-	14,000
Net Loss for the three month period
ended, March 31, 2002	-	$ -	$ -	-	-	(7,336)	-	(7,336)
Balance, March 31, 2002	2,400,000	$ 2,400	$ 12,600	-	-	(8,336)	-	6,664
Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	$ 208	$ 20,642	-	-	-	-	20,850
Net loss, for the nine month period
ended, December 31, 2002	-	$ -	$ -	-	-	(36,012)	-	(36,012)
Balance, December 31, 2002	2,608,500	$ 2,608	$ 33,242	-	-	(44,348)	-	(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	$ 95	$ 9,405	-	-	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	$ 80	$ 7,920	-	-	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	$ 110	$ 10,890	-	-	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	$ 107	$ 10,543	-	-	-	-	10,650
Net loss for the three month period
ended, March 31, 2003	-	$ -	$ -	-	-	(39,146)	-	(39,146)
Balance March 31, 2003	3,000,000	$ 3,000	$ 72,000	-	-	(83,494)	-	(8,494)
Commons shares cancelled,
December 2, 2003	(2,000,000)	$ (2,000)	$ 2,000	-	-	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	$ 9,000	$ (9,000)	-	-	-	-	-
Net loss for the nine month period
ended, December 31, 2003	-	$ -	$ -	-	-	(62,070)	-	(62,070)
Balance, December 31, 2003	10,000,000	$ 10,000	$ 65,000	-	-	(145,564)	-	(70,564)
Issuance of one and one half for one
common stock dividend, January 13, 2004	15,000,003	$ 15,000	$ (15,000)	-	-	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	$ 25	$ 28,725	-	-	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	$ 30	$ 34,470	-	-	-	-	34,500
Issuance of common shares for property
option payment, March 18, 2004	30,000	$ 30	$ 34,470	-	-	-	-	34,500
Common stock subscribed January 19, 2004				125,000	125,000			125,000
Common stock subscribed March 25, 2004	-	$ -	$ -	850,000	850,000	-	-	850,000
Net loss, for the three month period
ended, March 31, 2004	-	$ -	$ -	-	-	(757,439)	-	(757,439)
Foreign currency translation adjustments	-	$ -	$ -	-	-	-	(245)	(245)
Balance, March 31, 2004	25,085,003	$ 25,085	$ 147,665	975,000	975,000	(903,003)	(245)	244,502
Issuance of 850,000 units for cash,
Reg S, April 15, 2004	850,000	$ 850	$ 849,150	(850,000)	(850,000)	-	-	-
Issuance of 125,000 units for cash,								-
Reg S, April 30, 2004	125,000	$ 125	$ 124,875	(125,000)	(125,000)	-	-	-
Issuance of common shares for								-
consulting fees, July 20, 2004	30,000	$ 30	$ 30,870	-	-	-	-	30,900
Issuance of 50,000 units for cash,								-
Reg S, July 20, 2004	50,000	$ 50	$ 49,950	-	-	-	-	50,000
Issuance of 200,000 units for debt,								-
Reg S, September 16, 2004	200,000	$ 200	$ 199,800	-	-	-	-	200,000
Issuance of 93,334 units for debt,								-
Reg S, September 29, 2004	93,334	$ 94	$ 69,906	-	-	-	-	70,000
Issuance of 1,000,001 units for cash,								-
Reg S, September 29, 2004	1,000,001	$ 1,000	$ 749,000	-	-	-	-	750,000
Issuance of 299,000 units for cash,								-
Reg S, November 16, 2004	299,000	$ 299	$ 223,951	-	-	-	-	224,250
Issuance of 183,333 units for cash,								-
Reg D, December 9, 2004	183,333	$ 183	$ 135,817	-	-	-	-	136,000
Issuance of 2,000 shares for finders fees,								-
Reg D, December 9, 2004	2,000	$ 2	$ 1,498	-	-	-	-	1,500
Issuance of 501,333 units for cash,								-
Rule 144, December 29, 2004	501,333	$ 501	$ 317,384	-	-	-	-	317,885
Issuance of 25,000 units for cash,								-
Reg S, December 22, 2004	25,000	$ 25	$ 18,725	-	-	-	-	18,750
Net loss, for the nine month period
ended, December 31, 2004	-	$ -	$ -	-	-	(2,207,747)	-	(2,207,747)
Foreign currency translation adjustments	-	$ -	$ -	-	-	-	(941)	(941)
Balance, December 31, 2004	28,444,004	$ 28,444	$ 2,918,591	-	-	(3,110,749)	(1,186)	(164,900)
Issuance of 200,000 units for cash
Reg D, Feb 2, 2005	290,000	$ 290	$ 217,210	-	-	-	-	217,500
Issuance of 50,000 units for cash								-
Reg S, February 16,2005	50,000	$ 50	$ 37,450	-	-	-	-	37,500
Issuance of 481,000 units for cash								-
Reg S, March 22, 2005	481,000	$ 481	$ 360,269	-	-	-	-	360,750
3,390,599 Units Subscribed during February
and March 2005	-	$ -	$ -	3,390,599	2,542,951	-	-	2,542,951
Share issue costs incurred during February
and March 2005	-	$ -	$ (193,330)	-	-	-	-	(193,330)
Net Loss for the three month period						-		-
ended, March 31, 2005	-	$ -	$ -	-	-	(1,718,948)	-	(1,718,948)
Foreign currency translation adjustments	-	$ -	$ -	-	-	-	(91)	(91)

Balance March 31, 2005	29,265,004	$ 29,265	$ 3,340,190	3,390,599	2,542,951	(4,829,697)	$ (1,277)	1,081,432

Common stock issued during 2nd quarter				(3,390,599)	$ (2,542,951)			(2,542,951)

Common stock issued April 29, 2005	1,796,673	$ 1,979	$ 1,437,972					1,439,951

Common stock issued May 2, 2005	1,437,236	$ 1,628	$ 1,221,347					1,222,975

Common stock issued May 5, 2005	466,668	$ 150	$ 112,350					112,500

Share Issue costs incurred during Q2			$ (7,600)					(7,600)

Foreign currency translation adjustments							$ 147	147
Net Loss for the three month period
ended, June 30, 2005						(1,776,287)		(1,776,287)
Balance June 30, 2005	32,965,581	$ 33,022	$ 6,104,259	-	-	(6,605,984)	$ (1,130)	$ (469,834)

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Cash Flow
Unaudited

		Six Months Ended		From Inception,
		June 30		June 29, 2001 to
	2005		2004	December 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss for the Period	(3,495,235)		(1,257,913)	(6,605,984)

Adjustment to Reconcile net loss to net cash
used in operating activities:
Depreciation	23,835		3,182	36,884
Share issue costs	0		0	(59,615)
Gain on Extinguishment of Debt	0		0	(25,719)
Common Stock issued for services and	0		0	398,650
related expenses

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaids	(39,509)		(62,252)	(128,775)
(Increase) Decrease in Other Assets	(5,055)		0	(5,055)
(Increase) Decrease in Deposits	(71,850)		0	(71,850)
Increase (Decrease) in Accounts Payable/Accrued	265,255		95,146	796,156

NET CASH USED IN OPERATING ACTIVITIES	(3,322,560)		(1,221,837)	(5,665,308)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(74,802)		(43,341)	(184,417)

NET CASH USED IN INVESTING ACTIVITIES	(74,802)		(43,341)	(184,417)

NET CASH USED IN FINANCING ACTIVITIES

Advance payable			(15,428)	118,880
Loan payable	(15,000)		70,000	(15,000)
Common shares issued for cash	3,190,246		1,103,650	5,798,246

NET CASH USED IN FINANCING ACTIVITIES	3,175,246		1,158,222	5,902,126

Effect of exchange rate changes on cash	56		(766)	(1,130)

INCREASE (DECREASE) IN CASH	(222,061)		(107,722)	51,270

CASH, BEGINNING OF THE PERIOD (1/1/05)	273,331		152,926

CASH, END OF PERIOD	51,270		45,204

The accompanying notes are an integral part of these financial statements.
Includes rounding to the nearest dollar.

BULLION RIVER GOLD CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

June 30, 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Bullion River was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”.  The company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when it changed its business direction to the exploration of gold and silver in the western United States.

On December 9, 2003, five current Nevada subsidiaries of Bullion River were incorporated and sold to Bullion River.  These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. (collectively, the “Subsidiaries”).  From January 9, 2004 to February 23, 2004, Bullion River, through the Subsidiaries, acquired seven separate option agreements.  Also, in February 2004 Bullion River staked and registered its 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.  See “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On January 20, 2004, the company changed its name to “Bullion River Gold Corp.”

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2004 Annual Report.  Additional significant accounting policies which affect the Company or which have been developed since December 31, 2004 are summarized below:

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

2 to 5 years

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.  No impairment of long-lived assets was recognized for the quarter ended June 30, 2005.

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

NOTE 3 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of June 30, 2005, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs.   The Company has been focusing on implementing its business plan and additional financing will be required by the Company to fund its exploration programs and to support operations.  Management plans to fund its future operations through commencing commercial production, private loans and the private placements of funds.  Management plans to mitigate its losses by abandoning projects that do not meet management ’s specification for mineralization or do not have large tonnage potential.  However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders.  There is no assurance that the Company will be able to generate revenues in the future.  There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have large tonnage potential.  There is no assurance that the Company will commence commercial production should they find projects meeting their specification.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 – LOANS PAYABLE

At June 30, 2005, the Company had loans payable totaling $85,000.  These are two short term loans, which bear no interest for 90 days, and are unsecured.  After 90 days, interest will be payable at the rate of 1% per month.  They include one loan from Centennial Development Corp. for $70,000, which was contracted on June 30, and one from Kristi Kuhn for $15,000, which was contracted on June 22.

At December 31, 2004, there was a $100,000 short term, which was repaid in the first quarter 2005.

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

During April and May 2005, the Company completed its September 8, 2004 offering and issued a total of 3,700,577 units at $0.75 per unit for $2,775,426 cash, of which $2,542,951 had been subscribed for as of March 31, 2005.

During April 2005, the Company paid $7,600 in finders’ fees and committed to issuing 7,600 warrants as finder’s fees, at an exercise price of $1.00.

NOTE 6 – WARRANTS

At June 30, 2005 the Company had the following warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiry Date
15-Apr-04	850,000	$1.50	15-Apr-07
30-Apr-04	125,000	$1.50	30-Apr-07
20-Jul-04	50,000	$1.50	20-Jul-07
29-Sep-04	1,093,335	$1.00	29-Sep-07
16-Nov-04	299,000	$1.00	16-Nov-07
10-Dec-04	185,333	$1.00	10-Dec-07
16-Dec-04	63,467	$1.00	16-Dec-07
30-Dec-04	501,333	$1.00	30-Dec-07
5-Jan-05	25,000	$1.00	5-Jan-08
2-Feb-05	290,000	$1.00	2-Feb-08
16-Feb-05	50,000	$1.00	16-Feb-08
22-Mar-05	481,000	$1.00	22-Mar-08
14-Apr-05	155,280	$1.00	14-Apr-08
29-Apr-05	1,804,273	$1.00	29-Apr-08
2-May-05	1,437,236	$1.00	2-May-08
5-May-05	466,668	$1.00	5-May-08
Total	7,876,925

NOTE 7 - MINERAL PROPERTY OPTIONS

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

Antone Canyon Property

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

At June 30, 2005, the Company had made all required option payments and complied with all of the terms of the option agreement.

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

At June 30, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made all of the required minimum exploration expenditures for the year ending February 28, 2005.  Exploration work had been planned in the fall of 2004, but inclement weather prohibited completion.

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

At June 30, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made all of the required minimum exploration expenditures.

Wenban Spring Mining Corp.

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

At June 30, 2005, the Company was in compliance with all of the terms of the option agreement.

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

During 2004, the Company paid a non-refundable deposit of $10,000, which allowed them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004.   On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase, whereby their exclusive right to explore the Washington Niagara Property was extended to September 30, 2005.  Under the terms of this agreement, the Company is required to pay $15,000 in outstanding county taxes, option payments of $50,000 on each of June 1 and August 1, 2005, to pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million.  The option to purchase can be exercised at any time up to October 1, 2005.  If French Gulch exercises its option, it is required to make bimonthly option payments of $50,000 until production commences.  Once production commences French Gulch will be required to mak e bimonthly payments of $175,000.  Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments made total $1,500,000.

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

On May 19, 2005, French Gulch exercised it option with the Washington Niagra Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property.  At that time, the first bi-monthly payment of $50,000 was made less credits of $36,438.07 for a total of $13,561.93.

At June 30, 2005, the Company had made all payments and complied with all of the terms of the option agreement.

Note 8 – CONTRACTUAL OBLIGATIONS

Bullion’s contractual obligations payable for the years ended June 30 are:

Option Payments For year ending June 30,	2006	2007	2008	2009	2010	2011	2012	2013
Antone Canyon	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000
Corcoran Canyon	83,548	-	-	-	-	-	-	-
Cimarron	82,572	50,000	-	-	-	-	-	-
North Fork	24,000	120,000	-	-	-	-	-	-
French Gulch	300,000	300,000	300,000	300,000	300,000	300,000	300,000	300,000
	$ 530,120	$ 510,000	$ 340,000	$ 340,000	$ 340,000	$ 340,000	$ 340,000	$ 340,000

Lease Payments
Corp Office Space	34,016	-	-	-
North Fork Office/Housing	9,950	-	-	-
Equipment Lease	2,647	2,647	2,647	1,985
	46.613	2,647	2,647	1,985	-	-	-	-

Total	$ 576,733	$ 512,647	$ 342,647	$ 341,985	$ 340,000	$ 340,000	$ 340,000	$ 340,000

On November 18, 2004, the Company extended their office premises lease agreement to February 28, 2006.  Payments under this lease $1,848 per month.

On November 18, 2004, the Company entered into a lease agreement for additional office space, for a fourteen-month term commencing January 1, 2005.  Payments under this agreement are $2,404 per month.

On April 19, 2005 the Company entered into a rental agreement for office/housing space for the North Fork property whereby the Company is committed to pay $995 per month until April 30, 2006.

On April 12, 2005 the Company entered into a lease agreement for a copier/printer for a 48-month term to April 30, 2009.  Payment under this agreement is $221 per month.

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2005, the Company is indebted to Kristi Kuhn, the spouse of Peter M. Kuhn, in the amount of $15,000.   (See above section related to Loans Payable.)

At June 30, 2005, the Company is indebted to Centennial Development Co. in the amount of $70,000.  This company is controlled by Peter M. Kuhn, president of Bullion River.  (See above section related to Loans Payable.)

NOTE 10 - SUBSEQUENT EVENTS

On July 11, 2005, the Company contracted for a $15,000 short term, 90-day interest free loan from Centennial Development Co., a company controlled by Peter M. Kuhn, president of Bullion River.

On July 15, 2005, the Company contracted for a $32,000 short term, 90-day interest free loan from Centennial Development Co., a company controlled by Peter M. Kuhn, president of Bullion River.

On July 31, 2005, the Company contracted for a $32,000 short term, 90-day interest free loan from Centennial Development Co., a company controlled by Peter M. Kuhn, president of Bullion River.

Item 2. Management’s Discussion and Analysis or Plan of Operation

RESULTS OPERATION

Discussion of Revenue

Management anticipates that significant revenues will not be achieved unless Bullion River locates and commercializes viable mineral properties.  There can be no assurance that Bullion River will locate viable gold or silver reserves.  If Bullion River does not locate viable reserves it may not be able to enter into commercial production.  In particular, commercializing mineral properties will require significant funding that Bullion River may not be able to secure.

Expenses for the quarter ending June 30, 2005 vs. June 30, 2004

Bullion River expenses totaled $1,776,287 for the three months ended June 30, 2005, an increase of $1,275,813 or 255% over the three months ended June 30, 2004.  Most of this increase was due to the expansion of Bullion River’s exploration program, which was $953,793 of the variance.  Other increases were primarily employee wages, taxes, and other related expenses of $222,207, professional fees of $30,830, travel related of $43,645, investor communications of $10,158, office rent and utilities of $16,664, and depreciation on fixed assets of $9,457.  These increases reflected converting some of last year’s consulting to employee costs, title and claim work on our properties, legal fees associated with the recent SB2 filing, investor relations, and required corporate support functions.  There was a charge to miscellaneous operating expense of $25,579 for unreconciled expenses in accounts payable associated with the change in accounting services and software at April 1, 2005.  Partially offsetting expenses were reductions of $18,963 in consulting fees, reductions of $13,415 in licenses & fees, and lower interest expense of $5,271.

Expenses for the six months ending June 30, 2005 vs. June 30, 2004

Bullion River expenses totaled $3,495,235 for the six months ended June 30, 2005, an increase of $2,237,322 or 178% over the six months ended June 30, 2004.  Most of this increase was due to the expansion of Bullion River’s exploration program, which was $1,526,015 of the variance.  Other increases are primarily employee wages, taxes, and other related expenses of $365,053, professional fees of $143,580, travel related of $94,217, investor communications of $50,580, insurance of $22,754, office expense of $7,078, office rent and utilities of $31,278, and depreciation of fixed assets of $20,652.  These increases reflected converting some of last year’s consulting to employee costs, legal work for the 2nd quarter stock offering and the SB2 filing, investor information, and required corporate support functions.  There was a charge to miscellaneous operating expense of $25,579 for unreconciled expenses in accounts payable associated with the change in accounting services and software at April 1, 2005.  Partially offsetting the expenses are reductions of $34,127 in consulting fees, $15,226 in licenses & fees, and lower interest expense of $1,712.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Bullion River had a cash balance of $51,270 on June 30, 2005.  For the six month period ending June 30, we had net cash outflow of $222,061.

•

We used $3,322,560 for operating activities.  This operating cash outflow is represented by an operating loss of $3,495,235, an increase in prepaid expenses of $39,509, an increase in other current assets of $5,055, an increase in deposits of $71,850 and is partially offset by an increase in accounts payable of $265,255 and depreciation of $23,835.

•

We had cash outflow in investment activities of $74,802, which was used for the purchase of fixed assets.

•

We had cash inflow from financing activities of $3,175,246.  Sales of common shares resulted in $3,190,246, which was partially offset by $15,000 paid on loans payable.

•

There was an increase of $56 related to exchange rate.

A decrease in working capital of $427,751 was due to a decrease in current assets of $177,496 and an increase of $250,255 in current liabilities.  Bullion River has an accumulated deficit of $6,605,984 since inception and has a shareholder’s deficit of $469,834.  We have no contingencies or long-term agreements except for our commitments under the option agreements, premises, and rentals.

Internal and External Sources of Liquidity

Bullion River’s mineral exploration programs are limited and restricted by the amount of working capital that Bullion River has and is able to raise from financings.  Bullion River’s current operating funds are less than necessary to complete proposed mineral exploration programs for each of the Subsidiaries.  As a result, planned exploration programs for 2005 at Antone Canyon, Cimarron, Corcoran Canyon, North Fork, Painted Hills, and Wenban Springs have been put on hold and all financial resources will be redirected to exploration at French Gulch until additional financing is available.

We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program and pre-production program.  Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River’s mineral claims, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River.  Typically, the most likely source of future funds to Bullion River would be through the sale of equity capital.  However, until the recent SB2 filing becomes effective and the 45 day period after that effective date passes, further equity sales are prohibited.  Any sale of share capital after that date will result in dilution to existing shareholders.  The only other anticipated alterna tives for the financing of further exploration would be financing in the form of notes payable, or private loans, or the offering by Bullion River of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

PLAN OF OPERATIONS

Summary

During the second quarter of 2005, we concentrated our activities at three projects: French Gulch and North Fork in California, and Wenban Spring in Nevada.

At French Gulch, we completed approximately 16,200 feet of underground core drilling at the Washington mine, targeting the Lucky-7 and Washington veins.  High-grade gold mineralization and visible gold were encountered along both vein zones.  A phase-1 environmental audit was completed by an independent firm and found no serious issues regarding hazardous or toxic materials.  We began plans for a new underground tunnel (decline), with proposed ground breaking in the third quarter.  The decline will provide access for underground drilling exploration and underground mining.  We began a rigorous district-scale exploration program to explore areas beyond the immediate Washington mine, such as the Niagara mine area about 3,500 feet to the west.  During the third quarter we expect to begin core drilling from surface at the Niagara mine and at other targets on the property.

At North Fork, work in the second quarter continued on site preparation and rehabilitating the historic underground workings.  Repairs were completed on the access road, which was damaged from the heavy snowfall and rain runoff.  Electrical power was brought on site and work continued on the water supply lines, mine ventilation system, and portal access.

At Wenban Spring, we completed three reverse-circulation drill holes at Wenban Spring totaling 1885 feet.  No significant gold mineralization was encountered; however, due to technical problems with the drilling equipment, none of the holes was completed to the desired depths.  We expect to maintain the property for future exploration.

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

The following information concerning the mining properties of Bullion River Gold has been compiled by Bullion River’s president, Peter M. Kuhn, M. E., Bullion River’s vice president of exploration, Jacob Margolis, MSc, PhD, and Glenn Blachford, vice president of engineering, with guidance from historical data.

French Gulch Nevada Mining Corp. - (French Gulch property)

Land

On May 19th, 2005, we exercised our option to purchase the French Gulch project from the WN Partnership.  The purchase calls for a total cash payment of $1,500,000.  All previous payments made by Bullion River Gold Corp. will be deducted from the total payment due.  Staged monthly payments vary from $25,000 to $87,500, once production begins.  If the mine is in production by January 1, 2006, a full buy out for the remaining amount has to be made on July 1, 2006.

Plant and Equipment

The French Gulch project includes a mill that operated as recently as 2002, consisting of gravity and flotation circuit as well as a furnace for producing ore.  There is also some small equipment on the property.

Location & Background

The Washington Niagara property consists of approximately 1824 acres, of which approximately 490 acres are patented lands.  The property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California.  French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.50 opt and commonly above 1.0 opt.  Coarse visible gold is common.

The Niagara mine workings, about 3,500 feet west of Washington, are at present inaccessible.  The mine consisted of 10 levels that exploited veins similar to those at Washington, with production over 500 feet vertically and along 1,200 feet of strike.  The property has produced at least 200,000 ounces of gold, but production records are incomplete.

Current status and Proposed Exploration

We do not claim to have any ores or reserves whatsoever at this time on the French Gulch Claims.

As planned, we completed approximately 16,200 feet of underground core drilling in 35 holes, ending in hole RBU-58 during the second quarter of 2005.  The drilling tested the vein systems of the Washington mine, chiefly the Lucky-7 and Washington veins.  High grade gold mineralization with visible gold was encountered in both targets.

The first-phase grid-drilling program of 56 holes across portions of the Washington and Lucky-7 veins was completed during the quarter.  However, due to encouraging results, we expanded the program to include an additional 8 holes, bringing the total expected grid-drilling program to 64 holes.  Drilling continued until July 15th, when the underground drilling program was completed totaling 31,836 feet.  From the one drill station currently available, the 64 holes will have tested an area less than 10 acres in plan, a small portion of the Washington mine area and the overall property.

During the second quarter of 2005 we initiated a rigorous district-scale exploration program aimed at defining gold mineralization and mineralization potential beyond the immediate area of the Washington mine and the on-going underground exploration drilling program.  For example, detailed mapping and sampling in the Niagara mine area, 3,500 feet west of the Washington mine, has defined the vein system and associated dike swarm as being wider than expected at 550 feet and extending significantly on strike well beyond the historic workings.  An exploration tunnel 540 feet below mined levels intersected a number of quartz veins containing coarse gold.  Historic mining at Niagara produced an estimated 23,000 tons grading 1.45 opt Au along an ore shoot that yielded consistent mineralization for about 800 feet down dip and remains open at depth.  We believe the Niagara area may yield additional and significant high-grade vein mineralization.

Also during the second quarter of 2005, a phase-1 environmental site assessment was completed by an independent consulting firm.  Visual inspection, sample analyses, historical records and documentation from pertinent agencies did not reveal any significant hazardous or toxic material contamination.

The diamond drilling operations were supported by diesel generated power.  This became necessary after the forest fire of August 2004, which destroyed the existing PG&E utility line between the Town of French Gulch and the mine site.  This line was replaced early in the 3rd quarter of 2005 and site operations reverted to utility power.  The diesel generator was retained onsite to provide standby power for the permanent operations as well as providing power at remote portals for various parts of the exploration program in the short term.

Site crews were involved with the support functions necessary to meet statutory requirements for project oversight, ventilation air testing and site security.

As of the 2nd quarter ending June 30, 2005, we have spent $1,706,641 in total with exploration costs of $1,592,930 at French Gulch.

We are planning to begin core drilling from surface at the Niagara mine in late August, 2005.  The drilling will first test below the historically mined levels.  By the third quarter, we expect to continue with surface core drilling in other targets outside of the immediate Washington and Niagara mine areas.  We also plan to complete mapping and sampling of the deep exploration tunnel of the Niagara mine (as noted above) in late August, 2005.  Our ability to proceed with these plans is contingent upon our ability to raise additional funds.

During the middle of the third quarter of 2005 we expect to complete resource calculations and detailed 3-D modeling on the portion of the Lucky-7 vein tested by the drilling program.  Detailed modeling and resource calculations on the Washington vein is expected to begin in the late third quarter of 2005, once all drilling has been completed and assays have been obtained.

Exploration costs through December 31, 2005 are estimated to be $1.3 million.

As a result of the promising test drill results, we continue to plan for mill and mine rehabilitation, and adjusting for the latest cost factors before being presented to an independent engineering firm, which will ensure the highest quality standards.

We have retained Pace Civil Inc. of Redding to assist in the engineering work required to convert the mill from its current capacity to the desired 500 tpd capacity.  Pace Civil is a multi disciplined engineering group based in Redding, CA and is capable of providing the detailed civil, mechanical, structural and electrical engineering necessary to meet the various building codes and requirements of the State of California and Shasta County.  Pace Civil will work with SRK Consulting to complete the design requirements necessary for submission to the Shasta County Department of Resource Management to allow granting of a building permit for the project.

We intend to proceed with engineering work focused on the completion of the mill design and other infrastructure requirements.  This includes:

•

Foundation design for the fine ore bin

•

Design of supports / foundations for the larger ball mill.

•

Procurement of equipment

•

Provision of structure over outdoor flotation cells and electrical equipment.

•

Revision of site electrical distribution system to reflect operational changes from previous operations.

•

Inclusion of Knelson concentrator, shaking tables and filtration facilities in mill design.

•

Design of site office / dry / shop building.

•

Development of new reclamation plan for the site reflecting changes in provision for waste storage and proactive reclamation proposals.

•

Design of mine backfill system.

•

Emergency spill response program.

This work will be completed in a staged schedule to meet permitting requirements.  Several of the items have to be completed prior to the issuance of a county building permit.  The revised reclamation plan must be developed and approved prior to resuming milling operations.  This requires a new bonding calculation be completed and the plan be approved by the State Department of Conservation under the SMARA requirements, Shasta County, the Bureau of Land Management and the Regional Water Quality Control Board.

We expect that underground development will proceed from a new portal to be collared west of the existing mill.  The portal location is sufficiently removed from the mill to meet MSHA requirements regarding distances from various facilities to a mine opening.  The portal will be developed through the existing overburden and weathered surface rock using fabricated steel sets and wood lagging for support through the less stable ground.  Most of the equipment required to excavate the exploration decline can be secured in short order from various suppliers.  The attempt has been made to locate good used equipment as new equipment has an unreasonably long delivery time.

If exploration is successful, preparing for production will be necessary through the mine decline development and mill rehabilitation.  Estimates at this time for mine development and mill rehabilitation are $5,495,900, which could be completed in early 2006.

North Fork Mining Corp.

Plant and Equipment

We do not own a plant, but we have some small equipment and storage facilities on the North Fork Property.

Location & Background

The North Fork project is in the Alleghany mining district in the northern part of the Mother Lode Gold Belt in northeastern California, 35 km northeast of Grass Valley and about 3.5 km northwest of the Sixteen-to-One mine.  North Fork Mining controls 42 unpatented mining claims under a lease with an option to purchase and is obligated to make advance royalty payments to the lessor of $2000 per month between July 1st 2005 and July 1st 2006.

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

Given the high gold grades at North Fork, the limited development, the reported widths of the veins, and its location along strike with major gold vein systems at nearby Alleghany, we believe the project may lead to the discovery of new high-grade reserves amenable to underground mining.  There has been no systematic modern exploration on the property.

Current status and Proposed Exploration

We do not claim to have any ores or reserves whatsoever at this time on the North Fork Property.

During the quarter ending June 30, 2005, operations resumed after a short shut down period to repair the access road to the site, which was severely damaged after heavy snowfalls and subsequent melting.  The repairs involved installing drainage bars at specified locations along the road and subsequently resurfacing the road with drainage rock to prevent erosion of the road surface.  This was completed to the satisfaction of the US Forest Service personnel who oversee our operation.

The electrical contractor onsite completed the installation of the site electrical system.  This system was then tied into the local utility lines to provide electrical power.  The site is currently operating from utility line power and will benefit from lower operating costs when compared with site generated power.  The electrical infrastructure is designed to allow additions to the system for the underground operations to be added quite easily.  The MCC cabinets have been designed with future operations in mind.  Additional buried conduits have been installed to allow future cable installations to be made without disrupting surface operations to excavate additional conduit trenches.  This will streamline future installations for any development of the mine and mill.

North Fork mining personnel worked on completing surface installations.  This includes water supply lines and pressure system, compressed air lines and the ventilation system.  The site is not fenced at this time and is subject to unauthorized visits.  A portal gate was fabricated and is put in place during those times when crews are not onsite.

The LHD unit was prepared for underground operations.  This included the following items:

•

Install a new catalytic converter

•

Install a new fire suppression system

•

Upgrade guards around pulleys and other rotating equipment

•

Install warning horns and back up alarm.

•

Service and recharge hydraulic accumulator.

•

Repair bucket lip

•

Apply for and receive permit to operate the unit underground.

The existing portal sets were examined and it was decided to leave the sets in place for the duration of the initial rehabilitation and exploration phases.  Should the mine proceed to the production phase, it is expected that the existing sets will be removed and replaced at some future date, with larger profile sets, to allow the existing decline to serve its planned long term functions of return airway / escape way and waste rock conveyor gallery.

The existing portal sets required a substantial amount of effort to prepare them for use with mobile diesel equipment.  The set posts were secured to the floor with self drilling grouted anchors and secured prior to removing the invert spreaders.  The removal of the spreaders allowed sufficient headroom to install the ventilation, air and water lines required for the rehabilitation work, as well as operating the LHD unit in close quarters.  Additional lagging and blocking was added when and if required to secure the working area.  Heavy rains during this period caused delays and eroded some of the overlying soil into the decline.  This necessitated additional overhead timber installations to secure the existing framework.  Several intermediate sets were installed to provide additional support.  Skid timbers were installed between the sets to prevent the bumper of the LHD catching and dislodging the set posts.  The sets were then given a coating of fire retardant paint per MSHA requirements.

The waste dump area was prepared to receive underground muck.  All timber was removed from the area, along with tree limbs and roots, and perimeter drainage control materials were laid down to control silt emissions from the muck pile.  Additional rice straw bales will be laid down at the water discharge area to filter out any silt not trapped by the existing wattles.  Absorbent blankets will be used to trap any hydrocarbons which may leach out of the muck pile.

With the portal sets secured, work then began below the sets to excavate the approximate 200 feet of caved materials and to secure the decline back and walls.  The work completed to date indicates that the existing decline can be secured and reclaimed using modern methods.

As of the 2nd quarter ending June 30, 2005, we have spent $532,840 in total with exploration costs of $504,547 at North Fork.

Subject to our ability to raise sufficient funds, we will continue decline rehabilitation as planned.  The rate of advance has been better than expected through the caved portions of the decline.  The work is currently being completed on a single shift basis.  The majority of the equipment required to complete the rehabilitation phase is onsite.

Upon completion of the rehabilitation of the decline and the upper level, some underground development will be required to prepare one or more diamond drilling stations.  Initial exploratory drilling is planned from the existing upper level.  Depending on the results of the early drilling program and the geological information gained from that activity it may be necessary to advance an exploration drift into what is expected to be the hanging wall of the deposit.  This will facilitate the drilling of a pattern of fanned holes back into the deposit from a more advantageous angle.

Additionally, we plan to extend exploration drives on the north and south extents of the upper level.  This will allow the exploration of the deposit along strike in both directions from what currently constitutes the assumed middle of the deposit.  This will enhance the size of the deposit along strike and down dip.  It will also enhance the possibility of locating parallel vein structures which may exist but have not been recognized before this time.  We currently plan to proceed with this work before the end of the 3rd Quarter of 2005.

Exploration costs are estimated to be $800,000 through December 31, 2005.

We plan to stake and file 36 additional claims in the amount of $13,000.

Corcoran Canyon Mining Corp.

Plant and Equipment

We do not own a plant and there is no equipment on the property.

Location & Background

Lands in the Corcoran Canyon project are administered by the U.S. Bureau of Land Management and the U.S. Forest Service.  The project consists of 41 unpatented claims under lease and 89 unpatented claims controlled 100% by Bullion River Gold Corp.  In order to maintain the leased claims, we must spend at least $50,000 annually through 2005.

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

We had planned to start our phase 1 proposed mineral exploration program in October 2004; however, due to inclement weather, the program had to be abandoned prior to starting the first hole.  No exploration activities were conducted in the second quarter of 2005, and none are planned for the remaining six months of 2005 because of the concentration on French Gulch.  As a result, the company is not in compliance with the option agreement.

As of the 2nd quarter ending June 30, 2005, we have spent $234 on exploration at Corcorran Canyon.

Wenban Spring Mining Corp.

Plant and Equipment

We do not own a plant and there is no equipment on the property.

Location and Background

The project consists of 238 unpatented mining claims 100% owned by Wenban and within lands administered by the U.S. Bureau of Land Management.

Wenban Spring lies along the west side of the northwest-trending Battle Mountain - Eureka Mineral Belt, which contains a number of productive, bulk-mineable, sediment-hosted and volcanic-hosted gold deposits, including Pipeline (+11 Moz Au), Cortez Hills, Cortex, Tonkin Springs, Horse Canyon, Gold Bar, Ruby Hill, Toiyabe and Buckhorn.

The Wenban Spring Property is southwest of the Cortez Hills and Pediment gold deposits (~ 9 Moz gold @ ~ 4.4 g/t Au) controlled by the Cortez Joint Venture (CJV).  The Property directly adjoins claims held by the CJV and lies within 6 miles (9.6 km) southwest of the Cortez Hills deposit.  Cortez Hills is a world-class, bulk-mineable Carlin-type gold system discovered in 2002.  Wenban Spring is on the west edge of the same valley.  Four miles (6 km) southwest of Wenban Spring is the Toiyabe Carlin-type gold deposit, which produced about 90,000 ounces of gold from an open pit operation from 1987 to 1993.  There has been no exploration drilling conducted on the Wenban Spring property.

Current status and Proposed Exploration

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

During the second quarter of 2005, we completed three reverse-circulation drill holes at Wenban totaling 1885 feet.  No significant gold mineralization was encountered; however, due to technical problems with the drilling equipment, none of the holes was completed to the desired depths.  We expect to maintain the property and conduct further exploration in 2006.

As of the 2nd quarter ending June 30, 2005, we have spent $128,270 on exploration at Wenban Spring.

Painted Hills Property

Location and Background

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

Based on our studies, we believe that the geologic setting and alteration patterns are characteristic of productive epithermal gold systems in the region (Midas, Sleeper, Ivanhoe-Hollister, and Rosebud).  The Painted Hills project has important geologic similarities to multi-million ounce epithermal gold deposits of the northwestern Great Basin, notably the Sleeper and Midas deposits.  Potential exists at Painted Hills for discovery of a new, high-grade gold vein system.

Plant and Equipment

We do not own a plant or any equipment on the Painted Hills Property.

Current Status and Proposed Exploration

We do not claim to have any ores or reserves whatsoever at this time on the Painted Hills Property.

We must conduct exploration to determine what amount of minerals, if any, exist on the Painted Hills Property and if any minerals that are found can be economically extracted and profitably processed.

We conducted no exploration activities at Painted Hills during the second quarter of 2005, and none are planned for the remaining six months of 2005 because of the concentration on French Gulch.

During the 2nd quarter ending June 30, 2005, we spent $233 on exploration at Painted Hills.

Antone Canyon Mining Corp.

Plant and Equipment

We do not own a plant or any equipment on the Antone Canyon Property.

Location & Background

The Antone Canyon Project is in Nye County, Nevada, 70km north of Tonopah and 13km southeast of the Round Mountain gold mine (15 Moz Au) operated by Barrick Gold Corporation and Kinross Gold Corporation.  Lands within the project are administered by the U.S. Forest Service.  The project consists of 60 unpatented mining claims under lease.  In order to maintain the project, we must make annual payments to the lessor of $40,000 due in December.

Previous operators completed shallow reverse-circulation and rotary drilling from 1983 to 1985 (55 holes totaling 5,090m), and shallow core drilling in 1999 (5 holes totaling 524m).  Drilling of the high-grade structures has been limited to within 100m of surface.

There are high grade drill-hole and trench intersections in the Antone Saddle area.  The intersections are distributed over an area approximately 300m by 100m, and mineralized structures are open along strike and below the shallow levels drilled (100m).  Significant soil and rock-chip anomalies to 12.7 g/t Au and shallow drill intersections grading above 3 g/t Au occur more than 600m east and 600m west of the Antone Saddle area.

Current status and Proposed Exploration

We do not claim to have any ores or reserves whatsoever at this time on the Antone Property.

During the second quarter of 2005, several drill holes were designed for the proposed phase-2 drilling program.  We spent $296 on exploration at the Antone Canyon property.  No further exploration is planned due to the concentration on French Gulch.

Cimarron Mining Corp.

Plant and Equipment

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

We conducted no exploration activities at Cimarron during the second quarter of 2005, and none are planned for the remaining six months of 2005 because of the concentration on French Gulch.  As a result, the company is not in compliance with the option agreement.

During the 2nd quarter ending June 30, 2005, we spent $234 on exploration at Cimarron.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

During the period covered by this Quarterly Report on Form 10-QSB, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April and May 2005, the Company completed its September 8, 2004 offering and issued a total of 3,700,577 units at $0.75 per unit for $2,775,426 cash, of which $2,542,951 had been subscribed for as of March 31, 2005.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The units were sold to accredited investors in a private placement pursuant to the exemption from registration under the Securities Act of 1933 provided by Regulation D thereunder.

During April 2005, the Company committed to issuing warrants to purchase 7,600 shares of common stock as finder’s fees, at an exercise price of $1.00.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Bullion River Gold Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

       BULLION RIVER GOLD CORP.

By:/s/ Peter M. Kuhn

Name: Peter M. Kuhn

Title: Chief Executive Officer

Dated: August 11 2005