Form 10QSB
period 2005-09-30
BULLION RIVER GOLD CORP
filed 2005-11-16
CIK 1168458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2005

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

Yes____ No_ X_ (Issuer is not subject to such filing requirements).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Common Stock - $0.001 par value	32,965,581

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Item 1.  Financial Statements.

BULLION RIVER GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As at September 30, 2005 and December 31, 2004

and for the nine month periods ended September 30, 2005 and 2004 and for the period June 29, 2001 (date of inception) to September 30, 2005

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheet
As of September 30, 2005 and December 31, 2004
Unaudited

	September 30	December 31
	2005	2004
ASSETS
Current assets:
Cash	22,717	273,331
Prepaids	82,319	89,266
Inventory	51,486	0
Other Current	28	0
Total Current Assets	156,551	362,596

Fixed Assets:
Fixed Assets	338,113	109,615
Less accumulated depreciation	(68,426)	(13,050)
Total Fixed Assets	269,687	96,566

Other assets:
Deposits	167,397	0
Total Other	167,397	0

Total Assets	593,635	459,162

LIABILITY AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accruals	905,563	524,062
Other current liabilities	55,381	0
Loans from related parties	784,304	0
Loan payable	140,000	100,000
Total Liabilities	1,885,248	624,062

Shareholder's Deficit:
Share Capital
Authorized 200,000,000 common shares, $0.001 par value
Issued and outstanding 32,965,851, and 28,444,004 common shares.	33,022	28,444
Additional paid in Capital	6,104,259	2,918,591
Foreign Exchange Adjustments	(1,213)	(1,186)
Deficit accumulated during the exploration stage	(7,427,680)	(3,110,749)
Total Shareholder's Deficit	(1,291,612)	(164,900)

Total Liabilities & Equity (Deficit)	593,635	459,162

The accompanying notes are an integral part of these financial statements.
Includes rounding to the nearest dollar.

Bullion River Gold Corporation
(An Exploration Stage Company)
Consolidated Statement of Operations
Unaudited

	Three Months Ended		Nine Months Ended		From Inception
	September 30		September 30		29-Jun-01
	2005	2004	2005	2004	to September 30, 2005
Revenue:

Expense:
Exploration	353,157	322,877	2,582,808	1,026,513	4,457,217
Salaries & Wages	143,226	12,960	489,317	27,215	539,647
Payroll Burden	29,154	(1,909)	72,691	2,256	76,044
Employee Related	1,360	4,001	3,908	12,704	16,669
Professional Fees	124,009	69,886	470,071	272,368	926,913
Consulting	8,030	33,246	104,578	163,921	352,968
Office	6,517	6,634	38,309	31,347	86,918
Land	0	0	0	0	365
Travel Related	31,264	24,809	157,574	56,902	272,620
Licenses & Fees	(268)	320	2,990	18,803	35,564
Investor Communications	56,951	45,025	199,237	136,731	421,126
Insurance	12,336	9,465	41,314	15,689	68,224
Rent	13,043	5,601	39,101	13,857	58,705
Utilities	14,826	0	28,302	0	28,429
Bank Charges	1,173	1,240	8,603	10,579	21,643
Miscellaneous	(56,312)	0	(30,733)	0	(30,733)
Forgiveness of Debt	0	(6,839)	0	(6,839)	(25,718)
Depreciation	31,542	2,838	55,377	6,020	68,426
Total Operating Expense	770,007	530,154	4,263,444	1,788,067	7,375,026

Other:
Non-operating Income	(54,800)	0	(54,800)	0	(54,800)
Interest	51,108	0	51,305	0	51,305
Non-operating	55,381	0	55,381	0	55,381
Provision for income taxes:	0	0	1,600	0	767
Total Other	51,689	0	53,487	0	52,654

NET LOSS FOR PERIOD	$ (821,696)	$(530,154)	$ (4,316,931)	$ (1,788,067)	$ (7,427,680)

BASIC AND DILUTED
LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.13)	$ (0.07)

WEIGHTED AVERAGE SHARES
OUTSTANDING	32,965,581	26,069,563	32,965,581	25,450,195

The accompanying notes are an integral part of these financial statements. Includes rounding to nearest dollar.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Nine Month Periods Ended September 30, 2005, 2004, 2003, 2002 and the period from Inception June 29, 2001 to December 31, 2001
UNAUDITED

						Deficit
				Common Shares Subscribed		Accumulated	Accumulated
	Common Stock Issued		Additional			During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income	Total
Balance, June 29, 2001	-	$ -	$ -	$ -	$ -	-	$ -	$ -
Issuance of common shares
for cash, August 8, 2001	1,000,000	$ 1,000	$ -	-	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	$ 1,400	$ 12,600	-	-	-	-	14,000
Net loss, for the six month period
ended, December 31, 2001	-	$ -	$ -	-	-	(1,000)	-	(1,000)
Balance, December 31, 2001	2,400,000	$ 2,400	$ 12,600	-	-	(1,000)	-	14,000
Net Loss for the three month period
ended, March 31, 2002	-	$ -	$ -	-	-	(7,336)	-	(7,336)
Balance, March 31, 2002	2,400,000	$ 2,400	$ 12,600	-	-	(8,336)	-	6,664
Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	$ 208	$ 20,642	-	-	-	-	20,850
Net loss, for the nine month period
ended, December 31, 2002	-	$ -	$ -	-	-	(36,012)	-	(36,012)
Balance, December 31, 2002	2,608,500	$ 2,608	$ 33,242	-	-	(44,348)	-	(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	$ 95	$ 9,405	-	-	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	$ 80	$ 7,920	-	-	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	$ 110	$ 10,890	-	-	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	$ 107	$ 10,543	-	-	-	-	10,650
Net loss for the three month period
ended, March 31, 2003	-	$ -	$ -	-	-	(39,146)	-	(39,146)
Balance March 31, 2003	3,000,000	$ 3,000	$ 72,000	-	-	(83,494)	-	(8,494)
Commons shares cancelled,
December 2, 2003	(2,000,000)	$ (2,000)	$ 2,000	-	-	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	$ 9,000	$ (9,000)	-	-	-	-	-
Net loss for the nine month period
ended, December 31, 2003	-	$ -	$ -	-	-	(62,070)	-	(62,070)
Balance, December 31, 2003	10,000,000	$ 10,000	$ 65,000	-	-	(145,564)	-	(70,564)
Issuance of one and one half for one
common stock dividend, January 13, 2004	15,000,003	$ 15,000	$ (15,000)	-	-	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	$ 25	$ 28,725	-	-	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	$ 30	$ 34,470	-	-	-	-	34,500
Issuance of common shares for property
option payment, March 18, 2004	30,000	$ 30	$ 34,470	-	-	-	-	34,500
Common stock subscribed January 19, 2004				125,000	125,000			125,000
Common stock subscribed March 25, 2004	-	$ -	$ -	850,000	850,000	-	-	850,000
Net loss, for the three month period
ended, March 31, 2004	-	$ -	$ -	-	-	(757,439)	-	(757,439)
Foreign currency translation adjustments	-	$ -	$ -	-	-	-	(245)	(245)
Balance, March 31, 2004	25,085,003	$ 25,085	$ 147,665	975,000	975,000	(903,003)	(245)	244,502
Issuance of 850,000 units for cash,
Reg S, April 15, 2004	850,000	$ 850	$ 849,150	(850,000)	(850,000)	-	-	-
Issuance of 125,000 units for cash,								-
Reg S, April 30, 2004	125,000	$ 125	$ 124,875	(125,000)	(125,000)	-	-	-
Issuance of common shares for								-
consulting fees, July 20, 2004	30,000	$ 30	$ 30,870	-	-	-	-	30,900
Issuance of 50,000 units for cash,								-
Reg S, July 20, 2004	50,000	$ 50	$ 49,950	-	-	-	-	50,000
Issuance of 200,000 units for debt,								-
Reg S, September 16, 2004	200,000	$ 200	$ 199,800	-	-	-	-	200,000
Issuance of 93,334 units for debt,								-
Reg S, September 29, 2004	93,334	$ 94	$ 69,906	-	-	-	-	70,000
Issuance of 1,000,001 units for cash,								-
Reg S, September 29, 2004	1,000,001	$ 1,000	$ 749,000	-	-	-	-	750,000
Issuance of 299,000 units for cash,								-
Reg S, November 16, 2004	299,000	$ 299	$ 223,951	-	-	-	-	224,250
Issuance of 183,333 units for cash,								-
Reg D, December 9, 2004	183,333	$ 183	$ 135,817	-	-	-	-	136,000
Issuance of 2,000 shares for finders fees,								-
Reg D, December 9, 2004	2,000	$ 2	$ 1,498	-	-	-	-	1,500
Issuance of 501,333 units for cash,								-
Rule 144, December 29, 2004	501,333	$ 501	$ 317,384	-	-	-	-	317,885
Issuance of 25,000 units for cash,								-
Reg S, December 22, 2004	25,000	$ 25	$ 18,725	-	-	-	-	18,750
Net loss, for the nine month period
ended, December 31, 2004	-	$ -	$ -	-	-	(2,207,747)	-	(2,207,747)
Foreign currency translation adjustments	-	$ -	$ -	-	-	-	(941)	(941)
Balance, December 31, 2004	28,444,004	$ 28,444	$ 2,918,591	-	-	(3,110,749)	(1,186)	(164,900)
Issuance of 200,000 units for cash
Reg D, Feb 2, 2005	290,000	$ 290	$ 217,210	-	-	-	-	217,500
Issuance of 50,000 units for cash								-
Reg S, February 16,2005	50,000	$ 50	$ 37,450	-	-	-	-	37,500
Issuance of 481,000 units for cash								-
Reg S, March 22, 2005	481,000	$ 481	$ 360,269	-	-	-	-	360,750
3,390,599 Units Subscribed during February
and March 2005	-	$ -	$ -	3,390,599	2,542,951	-	-	2,542,951
Share issue costs incurred during February
and March 2005	-	$ -	$ (193,330)	-	-	-	-	(193,330)
Net Loss for the three month period						-		-
ended, March 31, 2005	-	$ -	$ -	-	-	(1,718,948)	-	(1,718,948)
Foreign currency translation adjustments	-	$ -	$ -	-	-	-	(91)	(91)

Balance March 31, 2005	29,265,004	$ 29,265	$ 3,340,190	3,390,599	2,542,951	(4,829,697)	$ (1,277)	1,081,432

Common stock subscribed during 2nd quarter				(3,390,599)	$ (2,542,951)			(2,542,951)

Common stock issued April 29, 2005	1,796,673	$ 1,979	$ 1,437,972					1,439,951

Common stock issued May 2, 2005	1,437,236	$ 1,628	$ 1,221,347					1,222,975

Common stock issued May 5, 2005	466,668	$ 150	$ 112,350					112,500

Share Issue costs incurred during Q2			$ (7,600)					(7,600)

Foreign currency translation adjustments							$ 147	147
Net Loss for the three month period
ended, June 30, 2005						(1,776,287)		(1,776,287)
Balance June 30, 2005	32,965,581	$ 33,022	$ 6,104,259	-	-	(6,605,984)	$ (1,130)	$ (469,834)

Foreign currency translation adjustments							(82)	(82)

Net Loss for the three month period
ended, September 30, 2005						(821,696)		(821,696)
Balance September 30, 2005	32,965,581	$ 33,022	$ 6,104,259	-	-	(7,427,680)	$ (1,212)	$ (1,291,612)

The accompanying notes are an integral part of these financial statements

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Cash Flow
Unaudited

		Nine Months Ended		From Inception,
	September 30			June 29, 2001 to
	2005		2004	September 30, 2005
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	(4,316,931)		(1,788,067)	(7,427,680)

Adjustment to Reconcile net loss to net cash
used in operating activities:
Depreciation	55,377		6,020	68,426
Share issue costs				(59,615)
Gain on Extinguishment of Debt			(6,839)	(25,719)
Common Stock issued for services and related expense			128,650	398,650

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaids	6,947		(68,707)	(82,319)
(Increase) Decrease in Inventory	(51,486)		0	(51,486)
(Increase) Decrease in Other Assets	(28)		0	(28)
(Increase) Decrease in Deposits	(167,397)		0	(167,397)
Increase (Decrease) in Accounts Payable/Accrued	381,501		62,196	912,402

NET CASH USED IN OPERATING ACTIVITIES	(4,092,018)		(1,666,747)	(6,434,766)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(228,498)		(43,091)	(338,113)

NET CASH USED IN INVESTING ACTIVITIES	(228,498)		(43,091)	(338,113)

NET CASH USED IN FINANCING ACTIVITIES

Other current liabilities	55,381		0	55,381
Advance payable	0		(15,428)	118,880
Loans from related parties	784,304		0	784,304
Loan payable	40,000		70,000	40,000
Common shares issued for cash	3,190,246		1,775,000	5,798,246

NET CASH USED IN FINANCING ACTIVITIES	4,069,930		1,829,572	6,796,810

Effect of exchange rate changes on cash	(27)		(882)	(1,213)

INCREASE (DECREASE) IN CASH	(250,613)		118,851	22,717

CASH, BEGINNING OF THE PERIOD (January 1)	273,331		152,926

CASH, END OF PERIOD	22,717		271,777

The accompanying notes are an integral part of these financial statements.
Includes rounding to the nearest dollar.

BULLION RIVER GOLD CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

September 30, 2005

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

On January 20, 2004, the company changed its name to “Bullion River Gold Corp.”

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

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

INVENTORIES

Materials and supplies related to underground mine development are stated at cost (first-in, first-out).

FIXED ASSETS

Office furniture, equipment, telephone system, computer hardware, and computer software are stated at cost.  Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method.  The useful life for the fixed assets is estimated as follows with no salvage value:

Furniture	5 years
Equipment	2 to 6 years
Telephone System	5 years
Computer Hardware	3 years
Computer Software	2 years

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

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS

The Company will expense all operating costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.  No impairment of long-lived assets was recognized for the quarter ended September 30, 2005.

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

NOTE 3 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of September 30, 2005, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs.   The Company has been focusing on implementing its business plan and additional financing will be required by the Company to fund its exploration programs and to support operations.  Management plans to fund its future operations through private placement of funds, private loans, and revenue derived from bulk sampling.  Management plans to mitigate its losses by abandoning projects that do not meet management’s specification for mineralization or do not have large tonnage potential.  However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders.  There is no assurance that the Company will be able to generate revenues in the future.  There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have large tonnage potential.  There is no assurance that the Company will commence commercial production should they find projects meeting their specification.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 – LOANS PAYABLE

As of September 30, 2005, the Company had loans payable totaling $924,304.

At June 30, 2005, the Company had a short term loan payable totaling $15,000 with Kristie Kuhn, wife of the Company’s President Peter Kuhn.  As of September 30, 2005, the loan balance is $11,930.  This loan was paid in full on November 2, 2005.

At June 30, 2005, the Company had two short term loan payables totaling $70,000 with Centennial Development Corp.  As of October 28, the balance is now $47,500.  Centennial Development Corp. is controlled by the Company’s President, Peter Kuhn.

At July 11, 2005, the Company entered into a 30-day free interest in the amount of $15,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At July 18, 2005, the Company entered into a 30-day free interest in the amount $32,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At July 29, 2005, the Company entered into a 30-day free interest in the amount $32,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At August 5, 2005, the Company entered into a loan agreement with Centennial Development in the amount of $500,000 due on December 31, 2005.  Terms are zero days free interest, interest accruing at 1.15% per month, $25,000 loan fee.  This loan was paid in full on October 21, 2005.

At August 31, 2005, the Company entered into a 30-day free interest in the amount of $30,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At September 6, 2005, the Company entered into a 30-day free interest in the amount of $25,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At September 13, 2005, the Company entered into a 30-day free interest in the amount of $6,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At September 23, 2005, the Company entered into a 30-day free interest in the amount of $50,000 with Centennial Development Corp.  The interest is 1.5% monthly.

At September 27, 2005, the Company entered a loan agreement with Marlenas United S.A. in the amount of $90,000 due on November 30, 20005.  Terms are zero days free interest, interest accruing at 1.0% per month.  This loan was paid in full on November 1, 2005.

At September 30, 2005, the Company entered a loan agreement with Marlenas United S.A. in the amount of $50,000 due on November 30, 2005.  Terms are zero days free interest, interest accruing at 1.0% per month.  This loan was paid in full on November 2, 2005.

Origination	Amount	Lender
06/22/05	$ 15,000	Kristi Kuhn
06/30/05	$ 70,000	Centennial Development
07/11/05	$ 15,000	Centennial Development
07/18/05	$ 32,000	Centennial Development
07/29/05	$ 32,000	Centennial Development
08/05/05	$ 500,000	Centennial Development
08/31/05	$ 30,000	Centennial Development
09/06/05	$ 25,000	Centennial Development
09/13/05	$ 6,000	Centennial Development
09/23/05	$ 50,000	Centennial Development
09/27/05	$ 90,000	Marlenas United S.A.
09/30/05	$ 50,000	Marlenas United S.A.

Total	$ 915,000

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

In the 2nd quarter of 2005, the Company completed its September 8, 2004 offering and issued a total of 3,700,577 units at $0.75 per unit for $2,775,426 cash.

During April 2005, the Company paid $7,600 in finders’ fees and committed to issuing 7,600 warrants as finder’s fees, at an exercise price of $1.00.

NOTE 6 – WARRANTS

At September 30, 2005 the Company had the following warrants outstanding:

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

Antone Canyon Property

On January 9, 2004, Bullion River's wholly owned subsidiary Antone Canyon Mining Corp. ("Antone") was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada.  The option was assigned from a company controlled by the president of Bullion River for an assignment fee of $146,142.

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

At September 30, 2005, the Company had made all required option payments and complied with all of the terms of the option agreement.

Corcoran Canyon Mining Corp.

On February 18, 2004, Bullion River's wholly owned subsidiary Corcoran Canyon Mining Corp. ("Corcoran") was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada.  The option was assigned from a company controlled by the president of Bullion River for an assignment fee of $43,596.  In addition, a company controlled by the president of Bullion River has agreed to transfer all of its right, title and interest in 89 contiguous, recently staked, unpatented mineral claims to Corcoran.

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

At September 30, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made all of the required minimum exploration expenditures for the year ending February 28, 2005.  A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

Cimarron Mining Corp.

On February 19, 2004, Bullion River's wholly owned subsidiary Cimarron Mining Corp. ("Cimarron") was assigned an option to acquire a 100% undivided interest in 24 unpatented mineral claims located in Nye County in the State of Nevada.  The option was assigned from a company controlled by the president of Bullion River for an assignment fee of $13,468.

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

At September 30, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made the required minimum exploration expenditures for the year ending February 19, 2005.  A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

Wenban Spring Mining Corp.

On February 20, 2004, Bullion River 's wholly owned subsidiary Thomas Creek Mining Corp. ("Thomas Creek") was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada.  The option was assigned from a company controlled by the president of Bullion River for an assignment fee of $53,740.

During the year ended December 31, 2004 the Company terminated their option on the Thomas Creek property and acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada.  On September 28, 2004 the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

As of September 30, 2005, the Company has paid claim maintenance fees to the BLM on 20 claims.  We expect to re-stake, file, and pay the fees on the remaining 218 claims as soon as possible.

North Fork Mining Corp.

On February 23, 2004, Bullion River's wholly owned subsidiary North Fork Mining Corp. ("North Fork") was assigned three options to acquire a 100% undivided right, title and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California.  The option was assigned from a company controlled by the president of Bullion River for an assignment fee of $129,115.

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

At September 30, 2005, the Company was in compliance with all of the terms of the option agreement.

Painted Hills Claims

During the 2004 the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

As of September 30, 2005, the Company has paid claim maintenance fees to the BLM on 10 claims.  We expect to pay the fees on the remaining 31 claims as soon as possible.

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

The Company has staked an additional 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization.  We have named these newly staked claims, along with the Washington -Niagara property, the French Gulch" properties.  The 66 claims staked by French Gulch are 100%-owned by French Gulch and are not subject to the agreement with the WN Partnership.

On May 19, 2005, the Company exercised it option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property.  At that time, the first bi-monthly payment of $50,000 was made less credits of $36,438.07 for a total of $13,561.93.

At September 30, 2005, the Company had made all payments and complied with all of the terms of the option related to the Washington Niagara agreement.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust (“Stump”) giving French Gulch the exclusive right to explore, develop, and mine the property.  The property is located in Shasta County, California, adjacent to the French Gulch property, and consists of 1 patented lode mining claim ("Colorado Quartz Mine”).  The option agreement is for an initial term of ten years and expires on July 21, 2015.

In order to maintain the Stump option in good standing, French Gulch is required to pay the owner annual payments starting July 21, 2006 in the following amounts: $2,500 per year until July 21, 2008, $3,500 per year until July 21, 2011, $4,500 per year until July 21, 2015.  French Gulch is also required to make all maintenance and lease fees as required to keep the property in good standing, and must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per personal injury occurrence and $100,000 for property damage protecting owner against any claims for injury to persons or damage to property resulting from French Gulch’s operations.

Note 8 - Contractual Obligations

Bullion River’s contractual obligations payable for the years ended September 30 are:

Bullion River Gold Corp.
Commitment Schedule
For year ending September 30,

Option Payments	2006	2007	2008	2009	2010	2011	2012	2013
Antone Canyon	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000
Corcoran Canyon	$ 44,368
Cimarron	$ 119,024
North Fork	$ 48,000	$ 90,000
French Gulch	$ 302,500	$ 302,500	$ 302,500	$ 303,500	$ 303,500	303,500	$304,500	$ 304,500
	$ 553,892	$ 432,500	$ 342,500	$ 343,500	$ 343,500	$ 343,500	$344,500	$ 344,500

Lease Obligations	2006	2007	2008	2009	2010
Corporate Office Lease	$ 21,260	-	-	-	-
North Fork Office / Housing	$ 6,965	-	-	-	-
Equipment	$ 2,652	$ 2,652	$ 2,652	$ 1,326	-
	$ 30,877	$ 2,652	$ 2,652	$ 1,326	$ -

Total Commitments	$ 584,769	$ 435,152	$ 345,152	$ 344,826	$ 343,500	$ 343,500	$ 344,500	$ 344,500

On November 18, 2004, the Company extended their lease on the original office space to February 28, 2006.  Payments under this lease $1,848 per month.

On November 18, 2004, the Company entered into a lease agreement for additional office space, for a fourteen-month term commencing January 1, 2005.  Payments under this agreement are $2,404 per month.

On April 12, 2005, the Company entered into a lease agreement for a copier/printer for a 48-month term to April 30, 2009.  Payment under this agreement is $221 per month.

On April 19, 2005, the Company entered into a rental agreement for office/housing space for the North Fork property whereby the Company is committed to pay $995 per month until April 30, 2006.

On August 25, 2005, the Company entered into an agreement for financial consulting services in the amount of $9,000 for the purpose of obtaining debt financing.

On August 25, 2005, the Company entered into a personal services agreement for investor communications and financial consulting for a 12-month term.  Payment under this agreement is $5,000 per month.  In addition to the cash payment, 75,000 shares of common stock will be issued by November 25, 2005.  This contract may be cancelled at any time before the end of the term with closing fees equal to two month’s fees.  If the contract remains in place after 3 months, an additional 225,000 shares of common stock will be issued.

On September 22, 2005, the Company entered into an investor relations service agreement to present Bullion River in Germany and other European countries for disseminating investor relations information and creating awareness of Bullion River in the European financial community.  This contract will start October 1, 2005 and continue for 12 months.  Payments under this agreement are EUR1000 per month.

NOTE 9 – RELATED PARTY TRANSACTIONS

At September 30, 2005, the Company is indebted to Kristi Kuhn, the spouse of the Company president, in the amount of $11,930.   (See above section related to Loans Payable.)

At September 30, 2005, the Company is indebted to Centennial Development Co. in the amount of $772,374.  This company is controlled by Peter M. Kuhn, president of Bullion River.  (See above section related to Loans Payable.)

NOTE 10 - SUBSEQUENT EVENTS

In June 2005, the Company authorized an offering of 7.5 million units at $0.50 per unit.  Each unit consists of one restricted common share and one restricted share purchase warrant.  Each restricted warrant enables the qualified subscriber to purchase one additional restricted common share at a price of $0.75 for a period of two years.  During the month of October 2005, the Company raised $1,397,000 through this offering, which will primarily be used for exploration at French Gulch and North Fork, and reduction of trade payables.

On October 1, 2005, the Company contracted with PSH Management in a non-exclusive engagement to assist in investor communications for the purpose of finding investors.  All fees are commission based.

On October 3, 2005, the Company entered into an agreement with Preserve Communications for a period of 12 months to provide investor relations consulting.  Payment under this agreement is $3,000 per month and may be terminated at any time after 6 months.

On October 3, 2005, the Company entered into an operating lease with Sunbridge Capital, Inc. to lease (2) Caterpillar IT28G loaders for a period of 36 months in the amount of $5,736 per month.  These will be used at French Gulch and North Fork.

On October 4, 2005 the Company contracted with Axino AG in a non-exclusive engagement to assist in investor communications for the purpose of finding investors.  All fees are commission based.

On October 5, 2005, the Company contracted with Lexington Management Corp. for a 30-day period in a non-exclusive engagement to assist in investor communications for the purpose of finding investors.  All fees are commission based.

As of October 31, 2005, the Company has reduced loan payables from $924,304 to $401,804, and accounts payable and accruals from $ 960,944 to $342,874.

RESULTS OF OPERATIONS

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

Expenses for the quarter ending September 30, 2005 vs. September 30, 2004

Bullion River expenses totaled $821,696 for the three months ended September 30, 2005, an increase of $291,542 or 55% over the three months ended September 30, 2004.  This amount is net of a credit to exploration in the amount of $181,852 related to the following:

•

A reclassification of North Fork electrical infrastructure costs to fixed assets, which were expensed in 2004, in the amount of $148,210.

•

A reclassification of worker’s compensation insurance costs for North Fork to long term deposit, which was expensed in 2004, in the amount of $33,642.

The increases were primarily employee wages, taxes, and other related expenses of $158,687, exploration costs of $30,280 professional fees of $54,123, travel related of $6,455, investor communications of $11,926, insurance of $2,871, office rent and utilities of $22,267, depreciation on fixed assets of $28,704, and finally an increase as a result of the credit in 2004 for the forgiveness of debt in the amount of $6,839.  These increases reflected converting much of last year’s consulting to employee costs, additional legal fees associated with the recent SB2 filing and preparing for the private offering in October 2005, and required corporate support functions.  These expenses were partially offset by lower consulting fees of $25,216.  Also, there was a credit to miscellaneous operating expense of $56,312 primarily associated with the reconciliation of accounts payable as a result of the changeover in accounting services at April 1, 2005.

Other expense includes non-operating revenue from the sale of burnt timber from last year’s forest fire at French Gulch, which was sold to a lumber company for $54,800, interest associated with short term debt and payables in the amount $51,108, and interest and penalties to impacted shareholders related to the delayed SB2 filing in the amount of $55,381.

Expenses for the nine months ending September 30, 2005 vs. September 30, 2004

Bullion River expenses totaled $4,316,931 for the nine months ended September 30, 2005, an increase of $2,528,864 or 141% over the nine months ended September 30, 2004.  Most of this increase was due to the expansion of Bullion River’s exploration program, which was $1,556,295 of the variance.  Note, this amount is net of a credit in the amount of $181,852 related to the following:

•

A re-class of North Fork electrical infrastructure costs to fixed assets, which were expensed in 2004, in the amount of $148,210.

•

A re-class of worker’s compensation insurance costs for North Fork to long term deposit, which was expensed in 2004, in the amount of $33,642.

Other increases were primarily employee wages, taxes, and other related expenses of $523,740, professional fees of $197,703, office supplies and expense $6,962, travel related of $100,672, investor communications of $62,506, insurance of $25,625, and office rent and utilities of $53,545, depreciation on fixed assets of $49,357, and finally an increase as a result of the credit in 2004 for the forgiveness of debt in the amount of $6,839.  These increases reflected converting some of last year’s consulting to employee costs, additional legal fees associated with the private offering in early 2005, the recent SB2 filing, preparing for the private offering in October 2005, and required corporate support functions.  These expenses were partially offset by lower consulting fees of $59,343 and licenses & fees of $15,813.  Also, there was a credit to miscellaneous operating expense of $30,733, which is primarily related to a credit of $31,533 associated with the reconciliation of accounts payable as a result of the changeover in accounting services at April 1, 2005.

Other expense includes non-operating revenue from the sale of burnt timber from last year’s forest fire at French Gulch, which was sold to a lumber company for $54,800, interest associated with short term debt and payables in the amount $51,305, and interest and penalties to impacted shareholders related to the delayed SB2 filing in the amount of $55,381.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Bullion River had a cash balance of $22,717 on September 30, 2005.  For the nine month period ending September 30, we had net cash outflow of $250,613.

•

We used $4,092,018 for operating activities.  This operating cash outflow is represented by an operating loss of $4,316,931, an increase in supply inventory of $51,486, an increase in other current assets of $28, an increase in deposits of $167,397, and is partially offset by a decrease in prepaid expenses of $6,947, an increase in accounts payable of $381,501, and depreciation of $55,377.

•

We had cash outflow in investment activities of $228,498, which was used for the purchase of fixed assets.

•

We had cash inflow from financing activities totaling $4,069,930 from an increase of current liabilities in the amount of $55,381, an increase of loans from related parties of $784,304, an increase in loans payable in the amount of $40,000, and sales of common shares resulted in $3,190,246.

•

There was a decrease of $27 related to exchange rate.

A decrease in working capital of $1,467,231 was due to a decrease in current assets of $206,046 and an increase of $1,728,697 in current liabilities.  Bullion River has an accumulated deficit of $7,427,680 since inception and has a shareholder’s deficit of $1,291,612.  We have no contingencies or long-term agreements except for our commitments under the option agreements, premises, and rentals.

Internal and External Sources of Liquidity

Bullion River’s mineral exploration programs are limited and restricted by the amount of working capital that Bullion River has and is able to raise from financings.  Bullion River’s current operating funds are less than necessary to complete proposed mineral exploration programs for each of the Subsidiaries.  As a result, planned exploration programs during the 3rd quarter of 2005 at Antone Canyon, Cimarron, Corcoran Canyon, Painted Hills, and Wenban Springs were put on hold and all financial resources were redirected to exploration at French Gulch and North Fork until additional financing is available.

We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program and pre-production program.  Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River’s mineral claims, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River.  Typically, the most likely source of future funds to Bullion River would be through the sale of equity capital.  Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternatives for the financing of further exploration would be financing in the form of notes payable, or private loans, or the offering by Bullion River of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

PLAN OF OPERATIONS

Summary

During the 3rd quarter of 2005, we concentrated our activities at two projects: French Gulch and North Fork in California.

At French Gulch, we completed approximately 31,836 feet of underground core drilling in 64 holes at the Washington mine establishing 4 mineable veins: the Lucky-7, the Washington, the Dean, and the No. 2.  High-grade gold mineralization and visible gold were encountered along the vein zones.

At North Fork, work in the third quarter continued on site preparation and rehabilitating the historic underground workings.

During 2005 we plan to continue exploration of French Gulch, where we will proceed with a new decline, and take a bulk sample in early 2006.  In addition to this, we will continue to rehabilitate the underground workings at North Fork.  Both of these are discussed in more detail in the sections below.

We will continue to seek projects that contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover.  This focus is primarily in the Mother lode belt in California and the Great Basin of the western United States.  There is no assurance that we will locate high grades and large tonnages of mineralization, or locate projects that contain the potential for mineralization concealed under post-mineral cover, or that there is sufficient high grade or large tonnage of gold or silver to make a project commercially viable.

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

French Gulch Nevada Mining Corp. - (French Gulch property)

Land

On May 19th, 2005, we exercised our option to purchase the French Gulch project from the WN Partnership.  The purchase calls for a total cash payment of $1,500,000.  All previous payments made by Bullion River Gold Corp. will be deducted from the total payment due.  Bi-monthly payments vary from $50,000 to $175,000, once production begins.  If the mine is in production by January 1, 2006, a full buy out for the remaining amount has to be made on July 1, 2006.

Plant and Equipment

The French Gulch project includes a mill that operated as recently as 2002, consisting of gravity and flotation circuit as well as a furnace for producing dore’ bricks.  There are also some small tools, and rail bound equipment on the property.

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

As planned, we completed approximately 31,836 feet of underground core drilling in 64 holes.  This area represents less than 10 acres, a small portion of the Washington Mine area and the overall property.  High grade gold mineralization with visible gold was encountered in the targets.  The drilling program tested the vein systems of the Washington Mine, and established 4 mineable veins: the Lucky-7, Washington, the Dean, and No. 2.  Their depth extends to 300 feet below known and mined areas.  The latest assay results of this drill program continue to feature multiple ounce holes along with a highlight of 6.008 opt hit in the Washington vein.

Site crews have demobilized the diamond drill station, continuing to cleanup the portal area, and preparing for the installation of supporting infrastructure.  In addition, the areas around the mill and the “boneyard” are being cleaned up to facilitate reclamation and construction activities once a production decision is made.

Site crews were involved with the support functions necessary to meet statutory requirements for project oversight, ventilation air testing and site security.

As of the 3rd quarter ending September 30, 2005, we have spent $1,874,488 in exploration costs at French Gulch.

Proposed Exploration

After concluding the evaluation from the drilling program and the re-evaluation of the existing mill, we are making preparations for test mining and bulk sampling of the central Washington and Lucky-7 veins with possible expansion to the Dean and No. 2 veins.  We plan to drive a new decline from the mill yard to access the Washington and Lucky-7 veins for excavation of the bulk sample.  This leg of the decline will be approximately 1750 feet.  Diamond drill stations are planned every 400 feet.  Drilling is planned to commence in 1st quarter 2006.

This new decline will also access the Niagara mine.  This distance between the Washington and Niagara mines will be approximately 2500 feet in length.  This leg of the decline is also planned to have diamond drill stations every 400 feet.

We are also planning surface exploration drilling between the Niagara and Washington mines.  The drilling will first test below the historically mined levels at the Niagara Mine.  We expect to continue with surface core drilling in other targets between the Washington and Niagara mine areas due to potential parallel veining, as is represented by the Lucky-7 and Washington veins.  As noted above, the area tested by drilling to date represents about 1% of the overall property, so there is substantial potential for additional vein structure.  The surface drill program will help determine underground drill targets.

Exploration and bulk sampling costs for the 4th quarter 2005 are estimated to be $2.04 million.

Resource calculations are expected to be completed in 4th quarter 2005.  As we continue with diamond drilling, information will be incorporated into detailed 3-D modeling.

Test mining from the new decline will start on the Lucky-7 vein and later be extended to the Washington, Dean and No. 2 veins.  The first ore is planned to be mined in January 2006, and completed by the end of the first quarter 2006.  Overall, a minimum of 2,000 tons of material will be mined from the main veins, and processed at the French Gulch Mill.

Estimates at this time for mine development, bulk sampling and exploration are $5.3 million for the first quarter 2006.

Although, gold prices fluctuate, current gold prices are at $463 per oz., well above our target of $400.

Further evaluation on the existing mill facilities indicate that with some additional modifications, the mill should be ready to process the proposed bulk sample rather than completing mill expansion at this time.  This upgrade will enable the company to process 215 tons per day efficiently at a reduced cost, and delay the mill expansion until needed for full production.  The current estimate for this mill upgrade is $200,000.

We continue to plan for mill rehabilitation and expansion, and have retained Pace Civil Inc. of Redding to assist in the engineering work required to convert the mill from its current capacity to the desired 500 tpd capacity.  Pace Civil is a multi disciplined engineering group based in Redding, CA and is capable of providing the detailed civil, mechanical, structural and electrical engineering necessary to meet the various building codes and requirements of the State of California and Shasta County.  Pace Civil will work with SRK Consulting to complete the design requirements necessary for submission to the Shasta County Department of Resource Management to allow granting of a building permit for the project.

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

•

Design of mine backfill system.

•

Emergency spill response program.

Estimates at this time for the mill rehabilitation are $1.8 million, which could be completed in 2nd quarter 2006.

The bulk sampling and mill upgrade will be completed in a staged schedule to meet permitting requirements.  Several of the items have to be completed prior to the issuance of a county building permit.  The revised reclamation plan must be developed and approved prior to resuming milling operations.  This requires a new bonding calculation be completed and the plan be approved by the State Department of Conservation under the SMARA requirements, Shasta County, the Bureau of Land Management and the Regional Water Quality Control Board.

North Fork Mining Corp.

Plant and Equipment

The plant consists of electrical infrastructure and equipment to support initial mining operations.  We own some tools and storage facilities at the North Fork Property.

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

At North Fork, data from historic underground examinations indicate a 240m wide zone containing steeply-dipping gold-bearing quartz veins locally exceeding 6m in width.  Assays grading above 0.5 opt (15 g/t) Au are common and nearly continuous along the approximately 600 feet of vein-parallel drifting on 3 levels covering about 50 meters vertically.  Grades exceeding 1 opt are also common.  Based on the historic assays, there is an inferred resource of 100,000 tons grading at least 0.5 oz/ton; however, additional exploration drilling is necessary to develop a mineable reserve.

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

During the quarter ending September 30, 2005, site crews continued rehabilitation of the Uncle Sam Decline.  The existing portal sets were previously examined and it was decided to leave the sets in place for the duration of the initial rehabilitation and exploration phases.  Should the mine proceed to the production phase, it is expected that the existing sets will be removed and replaced at some future date, with larger profile sets, to allow the existing decline to serve its planned long term functions of return airway / escape way and waste rock conveyor gallery.

Immediately past the end of the portal sets, we encountered an extensive caved area, which is currently being secured.  This area extends approximately 200 feet down the decline.  The caved area is sequentially being mucked out and secured with wire mesh, rockbolts and shotcrete.  The crown area has been secured over its length and it is expected that the remainder of the cave down to the invert will be cleared and secured in early October.

Immediately below the caved area, the decline is open for some distance until the next caved area is encountered.  The open area is planned to be secured with bolts and mesh, with shotcrete being added as and when required.

As of the 3rd quarter ending September 30, 2005, we have spent $682,107 in exploration costs at North Fork.

Subject to our ability to raise sufficient funds, we will continue decline rehabilitation as planned.  The rate of advance has been better than expected through the caved portions of the decline.  The work is currently being completed on a single shift basis.  The majority of the equipment required to complete the rehabilitation phase is onsite.

Upon completion of the rehabilitation of the decline, some underground development will be required to prepare one or more diamond drilling stations.  This will include:

•

Excavation and securing of the diamond drill station

•

Excavation and securing underground explosives magazines

•

Installing transformers and cable from surface to the underground drill station

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

Depending on the success of the exploration drilling program it is expected that a decision regarding production from the North Fork property may be expected by mid 2006.

Exploration costs are estimated to be $300,000 through December 31, 2005.

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

We conducted no exploration of the Corcorran Canyon property during the 3rd quarter 2005.  As of September 30, 2005, the Company was not in compliance with the option agreement because it had not made the required minimum exploration expenditures in the amount of $50,000 for the year ending February 28, 2005.  A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

As of the 3rd quarter ending September 30, 2005, we have spent $16,484 on exploration at Corcorran Canyon.

Wenban Spring Mining Corp.

Plant and Equipment

We do not own a plant and there is no equipment on the property.

Location and Background

The project originally consisted of 238 unpatented mining claims 100% owned by Wenban and within lands administered by the U.S. Bureau of Land Management (BLM).  As of September 30, 2005, the Company has paid claim maintenance fees to the BLM on 20 claims.  We expect to re-stake, file, and pay the fees on the remaining 218 claims as soon as possible.

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

During the 3rd of 2005, the reclamation was approved by the BLM on the old Thomas Creek claims.  As a result, we are waiting the return of the $6,000 bond from the BLM.

As of the 3rd quarter ending September 30, 2005, we have spent $125,970 on exploration at Wenban Spring.

Painted Hills Property

Location and Background

In February 2004, Bullion River Gold staked 41 unpatented claims in the Painted Hills district in northwestern Nevada.  The claims were 100% owned by Bullion River Gold Corp.  As of September 30, 2005, the Company has paid claim maintenance fees to the BLM on 10 claims.  We expect to pay the fees on the remaining 31 claims as soon as possible.

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

We conducted no exploration activities at Painted Hills during the 3rd quarter of 2005, and none are planned for the remaining three months of 2005.

During the 3rd quarter ending September 30, 2005, we spent $1,483 on exploration at Painted Hills.

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

No exploration activities were conducted during the 3rd quarter of 2005, and none is planned for the remainder of 2005.

We spent $7,796 on exploration at the Antone Canyon property.

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

We conducted no exploration activities at Cimarron during the 3rd quarter of 2005, and none are planned for the remaining three months of 2005.  As a result, the company is not in compliance with the option agreement.  A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

During the 3rd quarter ending September 30, 2005, we spent $3,234 on exploration at Cimarron.

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

BULLIN RIVER GOLD CORP.

By:/s/ Peter M.Kuhn

Name: Peter M. Kuhn

Title: Chief Executive Officer

Dated: November 14, 2005