Form 10-Q/A
period 2005-09-30
BULLION RIVER GOLD CORP
filed 2006-03-09
CIK 1168458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission file number 333-85414

BULLION RIVER GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0377992
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.

2325 Airmotive Way, Suite 325, Reno, Nevada  89502

(Address of principal executive offices)

                                                                                    (775) 324-4881

(Issuer’s telephone number)

                                                                                                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                            Yes ☐        No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock - $0.001 par value -  48,840,375 shares issued and outstanding as of March 1, 2006.

Transitional Small Business Disclosure Format:  Yes ☐

No ☒

PART I — FINANCIAL INFORMATION

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

Bullion River Gold Corporation
(An Exploration Stage Company)
Consolidated Statement of Operations
Unaudited

		Three Months Ended			Nine Months Ended		From Inception
		September 30			September 30		29-Jun-01
	2005		2004	2005		2004	to September 30, 2005
Revenue:

Expense:
Exploration	353,157		322,877	2,582,808		1,026,513	4,457,217
Salaries & Wages	143,226		12,960	489,317		27,215	539,647
Payroll Burden	29,154		(1,909)	72,691		2,256	76,044
Employee Related	1,360		4,001	3,908		12,704	16,669
Professional Fees	124,009		69,886	470,071		272,368	926,913
Consulting	8,030		33,246	104,578		163,921	352,968
Office	6,517		6,634	38,309		31,347	86,918
Land	0		0	0		0	365
Travel Related	31,264		24,809	157,574		56,902	272,620
Licenses & Fees	(268)		320	2,990		18,803	35,564
Investor Communications	56,951		45,025	199,237		136,731	421,126
Insurance	12,336		9,465	41,314		15,689	68,224
Rent	13,043		5,601	39,101		13,857	58,705
Utilities	14,826		0	28,302		0	28,429
Bank Charges	1,173		1,240	8,603		10,579	21,643
Miscellaneous	(56,312)		0	(30,733)		0	(30,733)
Forgiveness of Debt	0		(6,839)	0		(6,839)	(25,718)
Depreciation	31,542		2,838	55,377		6,020	68,426
Total Operating Expense	770,007		530,154	4,263,444		1,788,067	7,375,026

Other:
Non-operating Income	(54,800)		0	(54,800)		0	(54,800)
Interest	51,108		0	51,305		0	51,305
Non-operating	55,381		0	55,381		0	55,381
Provision for income taxes:	0		0	1,600		0	767
Total Other	51,689		0	53,487		0	52,654

NET LOSS FOR PERIOD	$ (821,696)		$ (530,154)	$ (4,316,931)		$ (1,788,067)	$ (7,427,680)

BASIC AND DILUTED
LOSS PER SHARE	$ (0.02)		$ (0.02)	$ (0.13)		$ (0.07)

WEIGHTED AVERAGE SHARES
OUTSTANDING	32,965,581		26,069,563	32,965,581		25,450,195

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

RECLAMATION AND ABANDONMENT COSTS

The Company follows the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company is still in the explorat ion stage and thus SFAS 143 does not effect the Company’s present operations or financial position.

NOTE 3 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of September 30, 2005, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs.   The Company has been focusing on implementing its business plan and additional financing will be required by the Company to fund its exploration programs and to support operations.  Management plans to fund its future operations through private placement of funds, private loans, and revenue derived from bulk sampling.  Management plans to mitigate its losses by abandoning projects that do not meet management’s spec ification for mineralization or do not have large tonnage potential.  However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders.  There is no assurance that the Company will be able to generate revenues in the future.  There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have large tonnage potential.  There is no assurance that the Company will commence commercial production should they find projects meeting their specification.  The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

During 2004, the Company paid a non-refundable deposit of $10,000, which allowed them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004.   On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase, whereby their exclusive right to explore the Washington Niagara Property was extended to September 30, 2005.  Under the terms of this agreement, the Company is required to pay $15,000 in outstanding county taxes, option payments of $50,000 on each of June 1 and August 1, 2005, to pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million.  The option to purchase can be exercised at any time up to October 1, 2005.  If French Gulch exercises its option, it is required to make bimonthly option payments of $50,000 until production commences.  Once production commences French Gulch will be required to make bimonthly pay ments of $175,000.  Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments made total $1,500,000.

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

Note 8 - Contractual Obligations

Bullion River’s contractual obligations payable for the years ended September 30 are:

Bullion River Gold Corp.

Commitment Schedule

For year ending September 30,

Option Payments	2006	2007	2008	2009	2010	2011	2012	2013
Antone Canyon	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000	$ 40,000
Corcoran Canyon	$ 44,358
Cimarron	$ 119,024
North Fork	$ 48,000	$ 90,000
French Gulch	$ 302,500	$ 302,500	$ 302,500	$ 303,500	$ 303,500	$ 303,500	$ 304,500	$ 304,500
	$ 553,882	$ 432,500	$ 342,500	$ 343,500	$ 343,500	$ 343,500	$ 344,500	$ 344,500

Lease Obligatons	2006	2007	2008	2009	2010
Corporate Office Lease	$ 21,260	$ -	$ -	$ -	$ -
North Fork Office/Housing	$ 6,965	-	-	-	-
Equipment	$ 2,652	2,652	2,652	1,326	-
	$ 30,877	$ 2,652	$ 2,652	$ 1,326	$ -

Total Commitments	$ 584,759	$ 435,152	$ 345,152	$ 344,826	$ 343,500	$ 343,500	$ 344,500	$ 344,500

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

As of October 31, 2005, the Company has reduced loan payables from $924,304 to $401,804, and accounts payable and accruals from $960,944 to $342,874.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

RESULT OF OPERATIONS

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

The increases were primarily employee wages, taxes, and other related expenses of $158,687, exploration costs of $30,280 professional fees of $54,123, travel related of $6,455, investor communications of $11,926, insurance of $2,871, office rent and utilities of $22,267, depreciation on fixed assets of $28,704, and finally an increase as a result of the credit in 2004 for the forgiveness of debt in the amount of $6,839. These increases reflected converting much of last year’s consulting to employee costs, additional legal fees associated with the recent SB2 filing and preparing for the private offering in October 2005, and required corporate support functions. These expenses were partially offset by lower consulting fees of $25,216. Also, there was a credit to miscellaneous operating expense of $56,312 primarily associated with the reconciliation of accounts payable as a result of the changeover in accounting servi ces at April 1, 2005.

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

Other increases were primarily employee wages, taxes, and other related expenses of $523,740, professional fees of $197,703, office supplies and expense $6,962, travel related of $100,672, investor communications of $62,506, insurance of $25,625, and office rent and utilities of $53,545, depreciation on fixed assets of $49,357, and finally an increase as a result of the credit in 2004 for the forgiveness of debt in the amount of $6,839. These increases reflected converting some of last year’s consulting to employee costs, additional legal fees associated with the private offering in early 2005, the recent SB2 filing, preparing for the private offering in October 2005, and required corporate support functions. These expenses were partially offset by lower consulting fees of $59,343 and licenses & fees of $15,813. Also, there was a credit to miscellaneous operating expense of $30,733, which is primarily related t o a credit of $31,533 associated with the reconciliation of accounts payable as a result of the changeover in accounting services at April 1, 2005.

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

We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program and pre-production program. Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River. Typically, the most likely source of future funds to Bullion River would be through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of further exploration would be financing in the form of notes payable, or private loans, or the offering by Bullion River of an interest in the mineral claims to be earned by another party or parties carrying out furt her exploration thereof, which is not presently contemplated.

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

Procurement of equipment.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-QSB, our disclosure controls and procedures are effective in timely alerting them to material information relating to Bullion River Gold Corp. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

Unregistered Sales of Equity Securities.

No unregistered securities of registrant were sold by registrant during the three-months ended September 30, 2005.

(b)

Use of Proceeds

On August 18, 2005, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 (File No. 333-124806) regarding the Company’s registration for resale by selling stockholders 15,527,503 shares of its commons tock, including 1,025,000 shares of its common stock issuable exercise of its outstanding Class B1 Warrants, and 6,851,925 shares of its common stock issuable upon exercise of its outstanding Class B2 Warrants.

Bullion River will not receive any proceeds from the resale of the common shares by the selling stockholders.  All proceeds will be received by selling stockholders.   In the event that all of the Class B1 and Class B2 warrants are exercised, Bullion River will receive $8,389,425. Bullion River will use such proceeds, if any, for general corporate purposes including working capital and repayment of any then existing indebtedness.  Bullion River paid for the expenses of the registration of the warrants and the selling stockholders’ offering.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

The Securities and Exchange Commission declared our registration statement on Form SB-2 effective on August 18, 2005.

Item 6.

Exhibits .

(a) Exhibits.

Exhibit

Item

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION RIVER GOLD CORP.

Date: March 9, 2006	/s/ Peter M. Kuhn
Peter M. Kuhn, Chief Executive Officer