Form 10KSB
period 2005-12-31
BULLION RIVER GOLD CORP
filed 2006-04-10
CIK 1168458

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File No. 333-85414

BULLION RIVER GOLD CORP.
(Name of Small Business Issuer in its Charter)

NEVADA	98-0377992
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3500 Lakeside Court, Suite 200
Reno, Nevada 89509
(Address of Principal Executive Offices)

Issuer's Telephone Number: (775)324-4881

1325 Airmotive Way, Suite 325
Reno, NV 89502
(Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]	(2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

State the Registrant's revenues for its most recent fiscal year: December 31, 2005 - $nil.

State the aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 31, 2006 - $22,294,589. There are approximately 39,651,231 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the bid price of our common as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date ($0.56).

Issuers Involved in Bankruptcy Proceedings
During the past Five Years

Not Applicable.

Applicable Only to Corporate Issuers

Not Applicable.

Documents Incorporated by Reference

See Part III, Item I.

Transitional Small Business Issuer Format: Yes [  ]  No [X]

Part I

Item 1.  Description of Business

(a) Business Development

Bullion River Gold was incorporated under the laws of the State of Nevada on June 29, 2001, under the original name “Dynasty International Corporation.” The Company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003, when it changed its business direction to the exploration of gold and silver in the western United States.

On December 9, 2003, five of the current Nevada subsidiaries of Bullion River Gold were incorporated and sold to Bullion River Gold. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork (Nevada) Mining Corp. and Thomas Creek Mining Corp., which changed its name to Wenban Spring Mining Corp. on September 28, 2004. On September 30, 2004, the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004. All of these corporations are sometimes collectively called, the “Subsidiaries”).

On January 20, 2004, the Company changed its name to “Bullion River Gold Corp.” Bullion River Gold has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of January 31, 2006, there were 48,840,375 common shares issued and outstanding.

Bullion River Gold intends to carry out exploration activities primarily in regions containing gold or silver deposits, such as the Great Basin in the western United States and the Motherlode belt in California. Bullion River Gold is seeking projects that contain or have the potential to contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. There is no assurance that Bullion River Gold will locate any high grade and large tonnage or locate projects that contain the potential for mineralization concealed under post-mineral cover.

Neither Bullion River Gold nor any of the Subsidiaries has been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Bullion River Gold’s business.

b) Business of Bullion River Gold

Bullion River is a mineral exploration company. Bullion River, through the Subsidiaries, conducts gold and silver mineral exploration on properties in the western United States. See “Item 2, Description of Property,” regarding the acquisition of the option agreements for more information.

There is no assurance that a commercially viable ore body, a reserve, exists in any of the mineral claims until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. Bullion River’s current plans are strictly limited to research and exploration.

Bullion River Gold intends to try to remove any mineralized material, if economically viable. If mineralized material is found on any of Bullion River Gold’s mineral exploration projects and removal is warranted, and Bullion River Gold does not have the adequate working capital to do so, Bullion River Gold will have to sell additional common shares or borrow money to finance the cost of removing the mineralized material. There is no assurance that Bullion River Gold will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted, and there is no assurance Bullion River Gold will be able to raise additional working capital through equity or debt financing.

Competition

Bullion River Gold competes with other mining and exploration companies possessing greater financial resources and technical facilities than Bullion River Gold in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. The gold mining industry is fragmented, and Bullion River Gold is a very small participant in the gold and silver mining market. Many of Bullion River Gold’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties. Some of these competitors have been in business for longer than Bullion River Gold and may have established more strategic partnerships and relationships than Bullion River Gold.

There is significant competition for the limited number of gold acquisition opportunities and, as a result, Bullion River Gold may be unable to continue to acquire an interest in attractive gold and silver mineral exploration properties on terms it considers acceptable.

While Bullion River Gold competes with other exploration companies, there is no competition for the exploration or removal of mineralized material from Bullion River Gold’s properties. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. The largest are Handy & Harman, Englehard Industries and Johnson Matthey, Ltd. The wholesale purchase of precious metals is affected by a number of factors beyond Bullion River Gold’s control. The factors are:

•	Fluctuations in the market price for gold
•	Fluctuating supplies of gold
•	Fluctuating demand for gold
•	Mining activities by other companies

If Bullion River Gold finds gold or silver that is deemed of economic grade and in sufficient quantities to justify removal, Bullion River Gold would seek additional capital through equity or debt financing to build a mine and plant. Bullion River Gold would then mine the gold or silver. After mining, Bullion River Gold would process the ore through a series of steps that produces a rough concentrate. This rough concentrate would then be sold to refiners and smelters for the value of the mineral contained therein, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open markets through brokers who work for wholesales, including the major world wholesalers set forth above.

The current demand for gold and silver exceeds the supply of gold and silver. As such, management believes it will not have any difficulty selling the gold or silver Bullion River may recover.

Mining Equipment and Contractor Availability

Competitive demand for contractor services and unforeseen shortages of supplies and / or equipment could result in disruption of planned exploration activities.  Current demand for exploration drilling services is robust and may result in suitable equipment and trained manpower being unavailable at scheduled times in Bullion River Gold's exploration schedule.  Bullion River will attempt to locate products, equipment and materials after sufficient funds have been raised. If Bullion River cannot find the products and equipment it needs for the various mineral exploration programs, Bullion River will have to suspend its mineral exploration programs until Bullion River can find the products and equipment it needs.

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

Bullion River Gold’s exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act and all the related state laws in California and Nevada where the Bullion River mineral interests are situated.

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

Bullion River Gold is required to obtain work permits from the Bureau of Land Management and the U.S. Forest Service for any exploration work that result in a physical disturbance to the land. Bullion River Gold is not required to obtain a work permit for any phase of its proposed mineral exploration programs that does not involve any physical disturbance to the mineral claims. Bullion River Gold is required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs. As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, Bullion River Gold will be required to post small bonds and file statements of work with the Bureau of Land Management and with the U.S. Forest Service. Bullion River Gold will be required by the Bureau of Land Management and with the U.S. Forest Service to undertake remediation work on any development activities that results in physical disturbance to the mineral claims. The cost of remediation work will vary according to the degree of physical disturbance.

It is Bullion River Gold’s responsibility to provide a safe working environment, not to disrupt archaeological sites and to conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

Bullion River Gold has secured and will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of Bullion River Gold’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

Bullion River Gold and its Subsidiaries are in compliance with the foregoing legislation and will continue to comply with that legislation in the future. Management believes that compliance with the foregoing legislation will not adversely affect Bullion River Gold’s business operations in the future or its competitive position.

Effect of Existing or Probable Governmental Regulations on Bullion River Gold’s Business

Bullion River Gold’s business is subject to various levels of governmental controls and regulations, which are supplemented and revised from time to time. Bullion River Gold is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Bullion River Gold or one of its Subsidiaries.

Dependence on One or a Few Major Customers

Bullion River Gold does not have any major customers that it depends on. Bullion River Gold is still in the exploration phase and has not as of yet negotiated a contract with a major client. Gold and silver can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time. Since there are a large number of available gold and silver purchasers, Bullion River Gold is not dependent upon the sale of gold or silver to any one customer. The gold and silver will be delivered to meet commitments under gold or silver sale contracts or sold to various dealers or smelters on a competitive basis at spot prices. Management believes that, because of the availability of alternative refiners, no material adverse effect would result if Bullion River Gold lost the services of any of its current refiners.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labor Contracts

Neither Bullion River Gold nor its subsidiaries currently owns any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Bullion River Gold’s web sites are copyrighted upon loading. www.bullionriver.com and www.bullionrivergold.com are registered domain names of Bullion River Gold. Bullion River Gold and its Subsidiaries will seek further trademark protection for any associated domain names.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2005, Bullion River Gold had seven full time employees in the corporate offices and 17 full time employees in the field.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained herein and in our filings with the Securities and Exchange Commission that can be viewed in the Edgar Archives at www.sec.gov before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report. With respect to this discussion, the terms “Bullion River,”  “Company,” "we," "us" and "our" refer to Bullion River Gold Corp., and our wholly-owned Subsidiaries.

Please consider the following risk factors before deciding to invest in Bullion River’s common shares.

Risks associated with Bullion River’s business and properties:

1.	Bullion River lacks an operating history and has losses that it expects will continue into the future. If the losses continue, Bullion River will have to suspend operations or cease operations.

Bullion River has no operating history upon which an evaluation of its future success or failure can be made. Bullion River has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Bullion River’s net loss since inception through December 31, 2005 is $8,530,779. For the 12 month period ended December 31, 2005, total net loss was increased by $5,420,051. See “Management Discussion and Analysis” below under Part I, Item 5, for more details.

Bullion River’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) locate a profitable mineral property, (2) generate revenues from its planned business operations, and (3) reduce exploration costs. Based upon current plans, Bullion River expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of its mineral properties. Bullion River cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause Bullion River to suspend or cease operations.

2.
Bullion River’s auditors have issued a going concern opinion and if its officers and directors will not loan any money to Bullion River, it may not be able to achieve its objectives and may have to suspend or cease operations.

Bullion River’s auditors have issued a going concern opinion. This means that the auditor believes there is uncertainty that Bullion River can continue as an ongoing business for the next 12 months. If Bullion River’s officers and directors are unwilling to loan or advance any additional capital, or the company is unable to obtain additional debt or equity funding, Bullion River may have to suspend or cease operations.

3.
Bullion River has no known ore reserves and cannot guarantee that it will find any ore reserves, or if Bullion River finds any ore reserves, that production would be profitable. If no ore reserves are found, Bullion River may have to cease operations.

All of Bullion River’s mineral claims are in the exploration stage and none of the mineral claims has any known ore reserves or generate any cash flow. Bullion River has not identified any mineable gold or silver reserves on any of the mineral claims and Bullion River cannot guarantee that it will ever find any ore reserves. Accordingly, Bullion River has no means of producing any income. Even if Bullion River finds that there is gold or silver on any of its mineral claims, Bullion River cannot guarantee that it will be able to recover any gold or silver from an ore reserve or generate any cash flow from that ore reserve. Even if Bullion River recovers gold or silver, it cannot guarantee that it will make a profit. If Bullion River cannot find gold or silver, or it is not economical to recover the gold or silver, Bullion River will have to cease operations.

4.	Bullion River does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs and as a result may have to suspend operations.

Bullion River’s mineral exploration programs are limited and restricted by the amount of working capital that Bullion River has and is able to raise from financings. Bullion River does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs. As a result, the particular Subsidiary may have to suspend or cease its operations on those particular mineral claims. Bullion River’s current operating funds are less than necessary to complete proposed mineral exploration programs of each of the Subsidiaries, and therefore Bullion River will need to obtain additional financing in order to complete each of the proposed mineral exploration programs. As of December 31, 2005, Bullion River had cash in the amount of $124,788. At January 31, 2006, Bullion River had approximately $2.3 million in cash with approximately $85,000 in accounts payable. Bullion River currently has no income producing operations. Bullion River’s exploration programs call for significant expenses in connection with the exploration of the respective mineral claims. Bullion River is planning on using $2.2 million in cash through May, 2006, to proceed with the bulk sample and test mining at French Gulch, decline rehabilitation efforts at North Fork, maintenance of the Nevada properties and ongoing administrative expenses.

Bullion River will also require additional financing if the costs of the proposed exploration programs are greater than anticipated. Bullion River will require additional financing to sustain its business operations if Bullion River is not successful in earning revenues after test mining in May, 2006, once exploration is complete. Bullion River can provide no assurance to investors that Bullion River will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River’s mineral claims and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River. The most likely source of future funds presently available to Bullion River is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of further exploration would be the offering by Bullion River of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or private loans, debt securities or bonds.

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

7.	Bullion River may not have access to all of the supplies and materials that it needs for exploration, which could cause Bullion River to delay or suspend its operations.

Competitive demand for contractor services and unforeseen shortages of supplies and / or equipment could result in disruption of planned exploration activities.  Current demand for exploration drilling services is robust and may result in suitable equipment and trained manpower being unavailable at scheduled times in Bullion River Gold's exploration schedule.  Bullion River will attempt to locate products, equipment and materials after sufficient funds have been raised. If Bullion River cannot find the products and equipment it needs for the various mineral exploration programs, Bullion River will have to suspend its mineral exploration programs until Bullion River can find the products and equipment it needs.

Risks associated with Bullion River’s industry.

8.	Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Bullion River’s business will fail.

The search for valuable minerals as a business is an extremely high risk enterprise. Bullion River cannot provide investors with any assurance that the mineral claims that it has optioned contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by Bullion River in the exploration of the optioned mineral claims may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, Bullion River would be unable to complete its business plan.

9.
The gold and silver markets are volatile markets that can have a direct impact on Bullion River’s revenues and profits, and the market conditions will effect whether Bullion River will be able to continue its operations.

As of March 31, 2006, the price of an ounce of gold was approximately $580 and the current price of an ounce of silver is approximately $11.49. In order to maintain operations, Bullion River will have to sell its gold and silver for more than it costs to mine it. The lower the price the more difficult it is to do this. While the current prices are favorable, if Bullion River cannot make a profit, it will have to cease operations until the price of gold increases or cease operations all together. Because the cost to mine the gold is fixed, the lower the market price of gold, the greater the chance that Bullion River’s operations will not be profitable and that Bullion River will have to cease operations.

In recent decades, there have been periods of both worldwide overproduction and underproduction of certain mineral resources. Such conditions have resulted in periods of excess supply of, and reduced demand for these minerals on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, these mineral products. The excess or short supply of mineral products has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

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

12.	Governmental regulation or any change in such regulation may adversely affect Bullion River’s business.

There are several governmental regulations that materially restrict the use of minerals. Under the applicable legislation and regulations, to engage in certain types of exploration will require work permits, the posting of bonds and the performance of remediation work for any physical disturbance to the mineral claims. Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase Bullion River's costs of doing business and prevent Bullion River from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit Bullion River's ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that have not yet been applied. These new laws may increase Bullion River’s cost of doing business with the result that its financial condition and operating results may be harmed

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

Risks associated with Bullion River and its Subsidiaries.

14.	Bullion River’s stock price is volatile.

The stock markets in general and the stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Bullion River’s common shares has fluctuated in the past and is likely to fluctuate in the future as well, especially if Bullion River’s common shares continue to be thinly traded. Factors that may have a significant impact on the market price of Bullion River’s common shares include:

a.	actual or anticipated variations in Bullion River’s results of operations;
b.	Bullion River’s ability or inability to generate new revenues;
c.	increased competition;
d.	government regulations, including mineral exploration and environmental regulations;
e.	conditions and trends in the mineral exploration industry;
f.	proprietary rights;
g.	rumors or allegations regarding Bullion River’s financial disclosures or practices; or
h.	the volatility of the gold and silver markets.

Bullion River’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of Bullion River’s common stock.

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

17.
Bullion River’s officers and directors may have conflicts of interest in that they are officers and directors of other mining companies that will prevent them from devoting full-time to our operations, which may affect Bullion River’s operations.

Peter M. Kuhn may have a conflict of interest in that he is an officer and director of other mining companies; however, at this time they are inactive with no operations. Mr. Kuhn’s other activities will prevent him from devoting full time to Bullion River’s operations. This will slow Bullion River’s operations and may reduce its financial results because of the slow down in operations.

18.	Bullion River does not expect to pay dividends in the foreseeable future.

Bullion River has never paid cash dividends on its common shares and has no plans to do so in the foreseeable future. Bullion River intends to retain earnings, if any, to develop and expand its business.

19.	“Penny Stock” rules may make buying or selling Bullion River's common shares difficult, and severely limit their market and liquidity.

Trading in Bullion River’s common shares is subject to certain regulations adopted by the Securities and Exchange Commission (the “SEC”) commonly known as the “penny stock” rules. Bullion River’s common shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Bullion River’s common shares, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Bullion River’s common shares, which could severely limit their market price and liquidity of its common shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Item 2. Description of Property

Bullion River Gold operates from its principal executive office at 3500 Lakeside Court, Suite 200, Reno Nevada. Bullion River Gold’s telephone number is 775-324-4881. In February 2006, Bullion River Gold leased this premise for three years starting on April 1, 2006 subject to tenant improvements.  The Company sought out more office space at a reduced rate per square foot.  The new offices are 6,150 square feet with the initial lease period of 3 months at a rate of $6,000.  Months 4-12 are at $7,687 per month.  This amount will increase to $7,918 per month for the second year, and increase to $8,156 for the third year.  The additional space was required for mine engineering, geology services, and additional investor communications services.  Also, Bullion River Gold is renting an office for the operations of North Fork Mining Corp. and is paying $995 per month from April 30, 2005, to April 30, 2006. Bullion River Gold has also leased a storage facility on a month to month basis in Sparks, Nevada, for the diamond drill cores from its properties. The monthly rent is $55 per month. During the fiscal year ending December 31, 2005, Bullion River Gold paid $52,130 for rent. For information about additional property or assets under contract, see the heading “Contractual Obligations” in Part I, Item 6.

1)	French Gulch (Nevada) Mining Corp.

On June 23, 2004, the Company entered into a letter agreement whereby they proposed to acquire a 100% interest in the Washington Niagara Mining Partnership (the "WN Partnership") by acquiring all of the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in the State of California and consists of 28 patented and 27 unpatented lode mining claims ("the Washington Niagara Property").

During 2004, the Company paid a non-refundable deposit of $10,000, which allowed it to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004.

On October 6, 2004, the Company entered into a formal exploration agreement, with an option to purchase the Washington Niagara property from the WN Partnership. Under the terms of this agreement, the Company (1) has been granted the exclusive right to explore the Washington Niagara Property until September 30, 2005; (2) paid $15,000 in outstanding county taxes; (3) is required to pay option payments of $50,000 on each of June 1 and August 1, 2005; (4) pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million; and (5) can exercise its option to purchase the property any time up to October 1, 2005. If French Gulch exercises its option to purchase, it is required to make bi-monthly option payments of $50,000 until production commences. Once production commences, French Gulch will be required to make bi-monthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments made total $1,500,000. See Exhibit 10.7 for more information as referenced in Part III, Item 13.

French Gulch has rights to explore in accordance with practices customary in the industry, but not to mine the property until the option is exercised. Upon exercise of the option, French Gulch will have all rights incident to ownership of real property allowed by law, including the right to develop and mine the property.

The Company has staked an additional 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. We have named these newly staked claims, along with the Washington-Niagara Property, the “French Gulch" properties. The 66 claims staked by French Gulch are 100% owned by French Gulch and are not subject to the agreement with the WN Partnership.

On May 19, 2005, the Company exercised its option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property. At that time, the first bi-monthly payment of $50,000 was made, less credits of $36,438, for a total of $13,562.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust (“Stump”) giving French Gulch the exclusive right to explore, develop and mine that property. The property is located in Shasta County, California, adjacent to the French Gulch properties, and consists of one patented lode mining claim ("Colorado Quartz Mine”). The option agreement is for an initial term of 10 years and expires on July 21, 2015.

In order to maintain the Stump option in good standing, French Gulch is required to pay the owner annual payments starting July 21, 2006, in the following amounts: $2,500 per year until July 21, 2008; $3,500 per year until July 21, 2011; and $4,500 per year until July 21, 2015. French Gulch is also required to make all maintenance and lease fees as required to keep the property in good standing, and must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per personal injury occurrence and $100,000 for property damage protecting owner against any claims for injury to persons or damage to property resulting from French Gulch’s operations.

At December 31, 2005, the Company had made all payments and complied with all of the terms of these option agreements.

For more information and details on the French Gulch Property, see “Management’s Discussion and Analysis or Plan of Operation” in Part I, Item 6.

2)	North Fork Mining Corp.

On February 23, 2004, Bullion River Gold's wholly-owned subsidiary, North Fork Mining Corp. ("North Fork"), was assigned three options to acquire a 100% undivided right, title and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The options were assigned from Golden Spike Mining, a Nevada corporation controlled by the president of Bullion River Gold, for an assignment fee of $129,115. Peter M. Kuhn is a director and President of Bullion River and the sole director and officer of North Fork and a director and the President of Golden Spike Mining. As additional consideration for the assignment of the option agreements, North Fork granted Golden Spike Mining a net smelter royalty of 1.5% on the 42 unpatented mineral claims. See Exhibit 10.5 for more information as referenced in Part III, Item 13.

On February 18, 2004, all required payments under the original (3) option agreements dated July 1, 2002, July 3, 2002, and March 3, 2003, had been made and the owners of the mineral claims consented to the assignment of the option agreements to North Fork.

•
The required payments under the July 1 and July 3, 2002, option agreements were; $10,000 per agreement on the original signing dates of July 1 and 3, 2002; $150 per month for each agreement for the year ending July 3, 2003; and $250 per month for each agreement for the period ended February 23, 2004.

•	The March 3, 2003, agreement required $10,000 to be paid upon signing of a final agreement.

The original option agreements dated July 1 and 3, 2002, are for terms of 5 years. To keep these option agreements in good standing, North Fork is required to make minimum royalty payments, per agreement, of $250 per month until July 3, 2004; $500 per month until July 3, 2005; $1,000 per month until July 3, 2006; and the greater of $5,000 per month or a 5% net smelter royalty (“NSR”) until July 3, 2007. North Fork is also required to make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option agreements. At the end of the five year term, after all of the royalty payments have been made, North Fork will have acquired a 100% undivided right, title and interest in 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under each agreement.

The March 4, 2003, option agreement for seven unpatented claims has no term. North Fork can acquire an undivided 100% interest in these claims by paying $10,000 once North Fork has successfully completed its stage 1 drilling and exploration program and decides to continue with exploration and by paying the owner $70,000 once North Fork has successfully completed its stage 2 drilling and exploration program and decides to continue with exploration.

At December 31, 2005, the Company was in compliance with all of the terms of the option agreements.

For more information and details on the North Fork Property see “Management’s Discussion and Analysis or Plan of Operations” in Part I, Item 6.

3)	Antone Canyon Property

On January 9, 2004, Bullion River Gold's wholly-owned subsidiary, Antone Canyon Mining Corp. ("Antone"), was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the president of Bullion River Gold, for an assignment fee of $146,142.

See Exhibit 10.1 for more information as referenced in Part III, Item 13.

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

At December 31, 2005 all option payments have been paid and are in good standing.

For more information and details on the Antone Canyon Property see “Management’s Discussion and Analysis or Plan of Operations” in Part I, Item 6

4)	Corcoran Canyon Mining Corp.

On February 18, 2004, Bullion River Gold's wholly-owned subsidiary, Corcoran Canyon Mining Corp. ("Corcoran"), was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the President of Bullion River Gold, for an assignment fee of $43,596. See Exhibit 10.2 for more information as referenced in Part III, Item 13.

In addition, Golden Spike Mining agreed to transfer all of its right, title and interest in 89 contiguous, recently staked, unpatented mineral claims to Corcoran.

The original option agreement is for a term of three years and expires on February 28, 2006. In order to maintain the option in good standing, Corcoran is required to spend: a minimum of $50,000 on exploration and development on or before each of February 28, 2005 and 2006; Corcoran must pay all annual claim and lease maintenance fees as required to keep the property in good standing; and Corcoran must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

The option agreement allows Corcoran to perform limited testing on the property. Corcoran cannot commence mining activities on the property until the option has been exercised. Corcoran can exercise the option and acquire a 100% interest in the property by: paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 2% NSR on the mineral claims. Corcoran can repurchase half of the 2% NSR by paying $1 million to the owner at any time after the granting of the 2% NSR.

At December 31, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made all of the required minimum exploration expenditures for the year ending February 28, 2005. A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

For more information and details on the Corcoran Canyon Property, see “Management’s Discussion and Analysis or Plan of Operations” in Part I, Item 6.

5)	Cimarron Mining Corp.

On February 19, 2004, Bullion River Gold's wholly-owned subsidiary, Cimarron Mining Corp. ("Cimarron"), was assigned an option to acquire a 100% undivided interest in 24 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the President of Bullion River Gold, for an assignment fee of $13,468. See Exhibit 10.3 for more information as referenced in Part III, Item 13.

The original option agreement is for a term of three years and expires on August 22, 2006. In order to maintain the option in good standing, Cimarron is required to: spend a minimum of $50,000 on exploration and development annually on or before each of August 22, 2004, 2005 and 2006; Cimarron must pay all annual claim and lease maintenance fees as required to keep the property in good standing; and Cimarron must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

The option agreement allows Cimarron to perform limited testing on the property. Cimarron cannot commence mining activities on the property until the option has been exercised. Cimarron can exercise the option and acquire a 100% interest in the property by: paying $200,000 to the owner on the third anniversary of the option agreement; and granting the owner a 1% NSR on the mineral claims. Cimarron can repurchase half of the 1% NSR by paying $500,000 to the owner at any time after the granting of the 1% NSR.

At December 31, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made the required minimum exploration expenditures for the year ending February 19, 2005. A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

For more information and details on the Cimarron Property see “Management’s Discussion and Analysis or Plan of Operations” in Part I, Item 6.

6)	Wenban Spring Mining Corp.

On February 20, 2004, Bullion River Gold’s wholly-owned subsidiary, Thomas Creek Mining Corp. ("Thomas Creek"), was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from a company controlled by the President of Bullion River Gold for an assignment fee of $53,740. See Exhibit 10.4 for more information as referenced in Part III, Item 13.

During the year ended December 31, 2004, the Company terminated their option on the Thomas Creek property and acquired a 100% interest in the Wenban property by staking 238 claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada. On September 28, 2004, the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

As of December 31, 2005, the Company had paid claim maintenance fees to the BLM on 20 claims. The Company re-staked the remaining 218 claims on December 8, 2005 and we paid the filing fees to the BLM on February 16, 2006.

For more information and details on the Wenban Spring Property see “Management’s Discussion and Analysis or Plan of Operations” in Part I, Item 6.

7)	Painted Hills Claims

During 2004, the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

As of December 31, 2005, the Company had paid claim maintenance fees to the BLM on 10 claims. We expect to pay the fees on the remaining 31 claims as soon as possible.

For more information and details on the Painted Hills Property see “Management’s Discussion and Analysis or Plan of Operations” in Part I, Item 6.

Bullion River Gold Corp.
Schedule of Mining Claims by Subsidiary
For year ending December 31, 2005

Nevada	# of Claims
Antone Canyon	60
Cimarron Mining	24
Corcoran Canyon	130
Painted Hills	10
Wenban Spring	238
462

California	# of Claims
French Gulch	121
North Fork	42
163

Total Claims	625

Item 3. Legal Proceedings

Bullion River Gold is not a party to any pending legal proceedings and, to the best of Bullion River Gold’s knowledge, none of Bullion River Gold’s property or assets are the subject of any pending legal proceedings. No director or executive officer, to the knowledge of management, is a party to any action adverse to Bullion River Gold.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

(a)	Market Information

Bullion River Gold’s common shares have been quoted on the NASD OTC Bulletin Board since October 1, 2003, under the symbol “BLRV” (formerly “DYSI”). However, the first trade occurred in November, 2003. The table below gives the high and low bid information for each fiscal quarter since Bullion River Gold’s common shares have been quoted. The bid information was obtained from OTC Bulletin Board and reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31-Dec-05	$ 0.67	$ 0.41	Yahoo Finance
30-Sep-05	$ 0.86	$ 0.46	Yahoo Finance
30-Jun-05	$ 1.26	$ 0.75	Yahoo Finance
31-Mar-05	$ 1.42	$ 0.75	Yahoo Finance
31-Dec-04	$ 0.93	$ 0.89	OTC Bulletin Board
30-Sep-04	$ 0.84	$ 0.77	OTC Bulletin Board
30-Jun-04	$ 0.66	$ 0.60	OTC Bulletin Board
31-Mar-04	$ 1.37	$ 0.90	OTC Bulletin Board
31-Dec-03	$ -	$ -	OTC Bulletin Board

(b)	Holders of Record

As of January 31, 2006, there are approximately 147 holders of record of Bullion River Gold’s common shares.

(c)	Dividends

Bullion River Gold has declared no dividends on its common shares, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of our Board of Directors.

On December 9, 2003, the Board of Directors declared a stock dividend of nine common shares for every one common share issued. The stock dividend was paid out on December 22, 2003.

On January 13, 2004, the Board of Directors declared a stock dividend of one and one-half common shares for every one common share issued. The stock dividend was paid out on January 23, 2004.

(d)	Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 18, 2004, Bullion River Gold issued 30,000 restricted common shares at $1.15 per share, market price for the day, to KM Exploration Ltd. pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 30,000 restricted common shares were issued as an option payment pursuant to the terms and conditions of the option agreement for the Thomas Creek Property. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Also, on March 18, 2004, Bullion River Gold issued 55,000 restricted common shares at $1.15, market price for the day, to Jacob Margolis pursuant to Section 4(2) of the Securities Act.. 25,000 restricted common shares were issued as a finder’s fee for locating the Painted Hills Property. 30,000 restricted common shares were issued as a consultant fee pursuant to the terms and conditions of a consultant agreement between Bullion River Gold and Jacob Margolis. Jacob Margolis was in possession of all material information relating to Bullion River Gold. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Bullion River Gold relied upon Section 4(2) of the Securities Act and Rule 903 of Regulation S promulgated pursuant to that Securities Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Bullion River Gold received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person; (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person; and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Bullion River Gold relied upon Section 4(2) of the Securities Act and Rule 506 Regulation D promulgated pursuant to Securities Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares have been legended with the applicable trading restrictions.

In March 2004, Bullion River Gold received subscription agreements for an aggregate $850,000 in subscription funds for a total of 850,000 units at an offering price of $1.00 per unit, Reg S. Each unit consists of one restricted common share and one restricted warrant. Each restricted warrant is exercisable into one restricted common share. Each restricted warrant was exercisable for two years at an exercise price of $1.50 per warrant. The net proceeds to Bullion River Gold were $850,000 and received in April 2004.

On April 30, 2004, Bullion River Gold raised $125,000 in cash from the $1.00 unit offering, Reg S, and issued an aggregate 125,000 restricted units to one subscriber.

On July 20, 2004, Bullion River Gold raised $50,000 in cash from the $1.00 unit offering, Reg S, and issued an aggregate 50,000 restricted units to one subscriber.

On September 29, 2004, Bullion River Gold issued, as part of the $1.00 unit offering, Reg S, 200,000 restricted units as repayment of $200,000 in loan proceeds owed to a lender.

On July 20, 2004, Bullion River Gold issued 30,000 restricted common shares at $1.03, market price for the day, to Glenn Blachford pursuant to Section 4(2) of the Securities Act.. Glenn Blachford was in possession of all material information relating to Bullion River Gold. The 30,000 restricted common shares were issued as a one time consultant fee in accordance with the terms and conditions of the consultant agreement, which was approved by the directors on June 1, 2004. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

On September 8, 2004, Bullion River Gold authorized the issuance of up to 5,000,000 units at an offering price of $0.75 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. Each restricted warrant was exercisable for two years at an exercise price of $1.00 per warrant. The value of the units was arbitrarily set by Bullion River Gold and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a private transaction.

On September 29, 2004, Bullion River Gold raised $750,000 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 1,000,001 restricted units to three subscribers.

On September 29, 2004, Bullion River Gold issued, as part of the $0.75 unit offering, Reg S, 93,334 restricted units as repayment of $70,000 in loan proceeds owed to a lender.

On November 16, 2004, Bullion River Gold raised $224,250 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 299,000 restricted units to eleven subscribers.

On November 17, 2004, the Board of Directors approved the amendment to all issued and outstanding warrants by changing the term of the warrants from two years to three years and changed the terms of the $0.75 unit offering so that each new warrant issued would be for a term of three years.

On December 10, 2004, Bullion River Gold raised $137,500 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 183,333 restricted units to two subscribers.

On December 10, 2004, Bullion River Gold issued an aggregate 2,000 restricted units, Reg D, as a finder’s fee to one finder.

On December 22, 2004, Bullion River Gold raised $18,750 in cash from the $0.75 unit offering, Reg S, and accepted a subscription from one subscriber for 25,000 restricted units. The shares were subsequently issued on January 5, 2005.

On December 29, 2004, Bullion River Gold raised $376,000 in cash from the $0.75 unit offering, Rule 144, and issued an aggregate 501,333 restricted units to 2 subscribers.

On February 2, 2005, Bullion River Gold raised $67,500 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 90,000 restricted units to 2 subscribers.

On February 2, 2005, Bullion River Gold raised $150,000 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 200,000 restricted units to one subscriber.

On February 16, 2005, Bullion River Gold raised $37,500 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 50,000 restricted units to one subscriber.

On March 22, 2005, Bullion River Gold raised $360,750 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 481,000 restricted units to seven subscribers.

On April 29, 2005, Bullion River Gold raised $147,500 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 196,667 restricted units to six subscribers.

On April 29, 2005, Bullion River Gold raised $1,200,001 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 1,600,006 restricted units to 17 subscribers.

On May 2, 2005, Bullion River Gold raised $465,475 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 620,634 restricted units to 10 subscribers.

On May 2, 2005, Bullion River Gold raised $612,450 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 816,602 restricted units to seven subscribers.

On May 5, 2005, Bullion River Gold raised $350,000 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 466,668 restricted units to two subscribers.

In October, 2005, Bullion River Gold authorized the issuance of up to 10,000,000 units at an offering price of $0.50 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant was exercisable for two years at an exercise price of $0.75 per warrant. The value of the units was arbitrarily set by Bullion River Gold and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a private transaction.

On October 18, 2005, Bullion River Gold raised $145,000 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 290,000 restricted units to six subscribers.

On October 18, 2005, Bullion River Gold raised $750,000 in cash from the $0.50 unit offering, Reg D, and issued an aggregate 1,500,000 restricted units to six subscribers.

On October 20, 2005, Bullion River Gold raised $232,000 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 464,000 restricted units to 10 subscribers.

On November 29, 2005, Bullion River Gold raised $447,000 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 894,000 restricted units to seven subscribers.

On November 29, 2005, Bullion River Gold raised $175,000 in cash from the $0.50 unit offering, Reg D, and issued an aggregate 350,000 restricted units to two subscribers.

On December 16, 2005, Bullion River Gold raised $1,120,000 in cash from the $0.50 unit offering, Reg S, and issued and aggregate 2,240,000 restricted units to six subscribers.

On December 16, 2005, Bullion River Gold raised $270,000 in cash from the $0.50 unit offering, Reg D, and issued and aggregate 540,000 restricted units to five subscribers.

On December 16, 2005, 400,000 common shares were subscribed and $200,000 received from the $0.50 unit offering, Reg D.

On December 29, 2005, 50,000 common shares were subscribed and $25,000 received from the $0.50 unit offering, Reg D.

On December 31, 2005, 250,000 common shares were subscribed at $0.50 per share for services rendered in the amount of $125,000, Reg D.

We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

There are no outstanding options or warrants to purchase, or securities convertible into, common shares in the capital of Bullion River Gold at this time with the exception of the warrants discussed above.

Bullion River raised $3.2 million from the sale and issuance of common shares from October 14, 2005, through December 31, 2005. It used the proceeds for debt reduction, working capital and the implementation of its Plan of Operations discussed in Part I, Item 6.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF BULLION RIVER GOLD CORP. FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, AND 2004. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

This section of the our Annual Report includes a number of forward-looking statements that reflect Bullion River’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Annual Report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Overview

Bullion River was incorporated under the laws of the State of Nevada on June 29, 2001, under the original name “Dynasty International Corporation”. Bullion River was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003, when Bullion River changed its business direction to the exploration of gold and silver in the western United States. The Company's principal executive offices are in Reno, Nevada.

On December 9, 2003, the Company acquired all of the issued and outstanding shares of each of the following corporations: Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp. and Wenban Spring Mining Corp. (formerly Thomas Creek Mining Corp.). All five of these subsidiaries were incorporated in the State of Nevada on December 9, 2003. On September 30, 2004, the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004.

Bullion River Gold Corp. is considered an exploration stage company.

Results of Operations

Revenue

There are no revenues at this time because Bullion River Gold is an exploration company. Management anticipates that significant revenues will not be achieved until we locate viable mineral properties from which we are able to extract gold or silver. There is no guarantee that Bullion River will locate viable gold or silver reserves, and if such minerals are discovered, that Bullion River will enter into commercial production, or that if Bullion River does locate viable mineralization that Bullion River will be able to secure the financing necessary to proceed with extraction of these minerals.

Expenses

Expenses for the year ending December 31, 2005 vs. December 31, 2004

Bullion River Gold expenses totaled $5,420,051 for the year ending December 31, 2005, an increase of $2,454,866 or 83% compared to the year ended December 31, 2004. Exploration expense totaled $3,303,527, which is net of a credit in the amount of $181,852 related to the following:

•	A reclassification of North Fork electrical infrastructure costs to fixed assets, which were expensed in 2004, in the amount of $148,210.
•	A reclassification of worker’s compensation insurance costs for North Fork to long term deposit, which was expensed in 2004, in the amount of $33,642.

Normalizing for this credit, Exploration expense for 2005 would be $3,485,379 compared to $1,874,409 for the year ended December 31, 2004. This is an increase of $1,610,970 or 86% year over year.

Other increases were primarily employee wages, taxes and other employee related expenses of $614,055, professional fees of $130,444, travel related of $69,916, investor communications of $99,485, insurance of $27,370, office rent $32,525, utilities (primarily phone) of $41,631, bank charges of $5,544, accretion expense related to the reclamation obligation at North Fork of $2,041 and depreciation on fixed assets of $76,576. These increases reflected converting some of last year’s consulting to employee costs, additional legal fees associated with the SB2 filing with the SEC of May-August 2005, preparing for the private offering in October 2005, preparing for the SB2 filing with the SEC of January 06 and required corporate support functions. These expenses were partially offset by lower consulting fees of $81,838 and lower licensing and fees of $19,619. Also, there was a favorable variance to miscellaneous operating expense of $27,852 primarily associated with the reconciliation of accounts payable as a result of the changeover in accounting services at April 1, 2005.

Other Expense includes non-operating revenue from the sale of burnt timber from last year’s forest fire at French Gulch, which was sold to a lumber company for $58,934, interest associated with short term debt and payables in the amount $57,913, and interest and penalties to impacted shareholders related to the delayed SEC SB2 filing on August 23, 2005, in the amount of $56,951.

Liquidity and Financial Condition

Cash and Working Capital

For the year ending December 31, 2005:

Bullion River Gold had a cash balance of $124,788 on December 31, 2005. During the year, we had net cash outflow of $148,543.

•
We used $6,181,564 for operating activities. This operating cash outflow is represented by an operating loss of $5,420,051; an increase in prepaids and other current assets of $305,129; an increase of supply inventory of $66,404; an increase in deposits of $440,176; and a decrease of accounts payable of $207,925. This is partially offset by an increase in depreciation of $89,626; an increase in non-cash accretion expense $2,041; an increase in other current liabilities of $71,950; and an increase in non-cash reclamation obligation of $84,260. (The increase in current liabilities does not include an increase of $98,808 for the additional obligation associated with the warrants to be issued after December 31, 2005 as part of finder fee agreements. These warrants are required to be valued using the “Black-Scholes” or similar technique. The adjustment increases current liabilities and decreases additional paid in capital by $98,808. At the time of the warrant issuance, a corresponding adjustment will be made that will reduce current liabilities and increase additional paid in capital each by $98,808. Effectively, there is no impact to cash.)

•	We used $285,714 in investment activities, which was used for the purchase of fixed assets.
•
We had cash inflow from financing activities totaling $6,317,549 from an increase of loans from related parties of $13,453; sales of common shares resulted in $6,530,176; and proceeds from shares subscribed $387,500. This was partially offset by a decrease in loans payable of $100,000 and offering costs of $513,580.

•	There was an increase of $1,186 related to exchange rate.

Bullion River Gold had an increase in working capital of $388,793 due to an increase in current assets of $222,990 and a decrease of $165,803 in current liabilities. We have an accumulated deficit of $8,530,799 since inception and have shareholder’s equity of $721,524. We have no contingencies or long-term agreements except for our commitments under the option agreements, premises and rentals.

For the year ending December 31, 2004:

Bullion River Gold had a cash balance of $273,331 on December 31, 2004. During the year, we had a net increase in cash of $120,405.

•
We used $2,396,751 for operating activities. This was primarily due to a net loss of $2,965,185; an increase in prepaids of $89,184; and a non-cash gain on forgiveness of debt of $6,839. This was partially offset by depreciation of $13,050, common stock issued for services and related expenses of $128,650, and an increase in accounts payable and accruals of $522,757.

•	We used $109,615 in investment activities, which was used for the purchase of fixed assets.
•	We had cash inflow from financing activities totaling $2,627,957 from a sale of common stock in the amount of $2,473,385, an advance payable of $84,572, and a note payable of $70,000.
•	There was a decrease of $1,186 related to exchange rate.

Bullion River Gold had a decrease in working capital of $190,901 due to an increase in current assets of $209,589 that was more than offset by an increase of $400,490 in current liabilities. We had an accumulated deficit of $3,110,748 since inception and had a shareholder’s deficit of $164,899. We have no contingencies or long-term agreements except for our commitments under the option agreements, premises and rentals.

Internal and External Sources of Liquidity

Bullion River Gold’s mineral exploration programs are limited and restricted by the amount of working capital that Bullion River Gold has and is able to raise from financing and debt. As of January 31, 2006, Bullion River Gold’s current operating funds are adequate to fund bulk sampling and test mining at French Gulch, rehabilitation of North Fork’s decline, maintenance of the options at our Nevada properties and required Corporate support through May 2006.

We anticipate continuing to rely on loans payable, equity sales of common shares or joint ventures with other exploration companies in order to fund further exploration and production programs. Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of Bullion River Gold’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Bullion River Gold.

Critical Accounting Policies

Mineral Properties

Bullion River Gold confines its exploration activities to areas from which gold and silver have been previously produced, or to properties that are contiguous to such areas and have demonstrated mineralization. Bullion River Gold will expense the costs of acquiring options on the mineral claims and exploration costs until established economically recoverable reserves are found, after which, costs to develop the mineral claims will be treated as an asset. At this time it is unknown when established economically recoverable reserves will be found. Properties that do not have economically recoverable reserves will be abandoned.

Reclamation and Abandonment Costs

Adoption of SFAS 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs are not expected to have an impact on Bullion River Gold’s financial statements while they are in the exploration stage. Once the Company commences operations, the policy requires that reclamation and closure costs including site rehabilitation costs be recorded at the estimated present value of reclamation liabilities and recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing, or the amount of the original present value estimate.

Contractual Obligations

Bullion River Gold’s contractual obligations payable for the years ended December 31 are:

Bullion River Gold Corp.
Commitment Schedule
For year ending December 31:

Option Payments	2006	2007	2008	2009	2010	2011	2012	2013
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000
Corcoran Canyon	60,843	-	-	-	-	-	-	-
Cimarron	94,556	-	-	-	-	-	-	-
North Fork	72,000	120,000	-	-	-	-	-	-
French Gulch	302,500	302,500	302,500	303,500	303,500	303,500	304,500	304,500
Wenban Spring	-	150,000	-	-	-	-	-	-
Mission Mine	100,000	-	-	-	-	-	-	-
	$669,899	$612,500	$342,500	$343,500	$343,500	$343,500	$344,500	$344,500

Lease Obligations	2006	2007	2008	2009	2010	2011	2012	2013
Corporate Office Lease	$78,402	$94,260	$97,088	$100,000	$-	$-	$-	$-
North Fork Office / Housing	12,298	12,667	-	-	-	-	-	-
Equipment	164,051	164,051	145,905	-	-	-	-	-
	$254,751	$270,978	$242,992	$100,000	$-	$-	$-	$-

Other Obligations	2006	2007	2008	2009	2010	2011	2012	2013
Loan Obligations	$13,453	$-	$-	$-	$-	$-	$-	$-
Consulting Obligations	89,990	998	-	-	-	-	-	-
	$103,443	$998	$-	$-	$-	$-	$-	$-

Total Commitments	$1,028,093	$884,476	$585,492	$443,500	$343,500	$343,500	$344,500	$344,500

Includes new obligations after December 31, 2005.

On April 12, 2005, the Company entered into a lease agreement for a copier/printer for a 48-month term to April 30, 2009. Payment under this agreement is $221 per month.

On April 19, 2005, the Company entered into a rental agreement for office/housing space for the North Fork property. Payments under this agreement will be $1,025 per month for 2006.

On October 3, 2005, the Company entered into a third party agreement for a period of 12 months to provide investor relations consulting from November 1, 2005 until October 31, 2006. Payment under this agreement is $3,000 per month and may be terminated at any time after 6 months.

On October 3, 2005, the Company entered into a third party agreement to lease (2) Caterpillar IT28G loaders for a period of 36 months in the amount of $5,736 per month. These will be used at French Gulch and North Fork.

On December 8, 2005, the Company entered into a third party agreement for investor relations services to present Bullion River Gold in Germany and other European countries for disseminating investor relations information and creating awareness of Bullion River Gold in Switzerland and other German-speaking areas of Europe. This contract is for 12 months and will continue from December 8, 2005 until December 7, 2006. Payments under this agreement are $5,000 per month, paid quarterly.

On December 21, 2005, the Company entered into a third party agreement to lease (1) Skid Loader for the North Fork property. The term is 36 months ending December 2008 with a monthly payment of $938.

On January 19, 2006, Bullion River Gold Corp entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of Bullion River’s Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. For each property option, Bullion River will pay to Senator $10,000.00 in cash and 125,000 restricted shares of Bullion River. Bullion River is obliged to spend $150,000.00 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000.00, Bullion River can increase its ownership to 76%.  After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10 % ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

On February 14, 2006, the Company entered into an agreement to lease office space commencing on April 1, 2006 and ending on March 31, 2009. This agreement was sought out to accommodate the growing support needs of the company and to reduce the rental cost per square foot. Payments under this agreement:

•	$6,000 per month from April 1 to June 30, 2006
•	$7,855 per month from July 1, 2006 to March 31, 2007
•	$8,091 per month from April 1, 2007 to March 31, 2008
•	$8,333 per month from April 1, 2008 to March 31, 2009

On February 15, 2006, the Company entered into a third agreement to lease an Elphinstone R-1300 loader for a period of 36 months in the amount of $6,776 per month. This equipment will be used at French Gulch.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company shall make the following payments to TKM Corp.

1.	Non-refundable $10,000 payment on February 18, 2006 to enter into agreement.
2.	$40,000 payment on February 24, 2006 for the right to explore the property through August 31, 2006.
3.	$50,000 payment on September 1, 2006 for the right to explore the property from September 1, 2006 until September 1, 2009.

TKM grants Bullion River Gold the exclusive right and option to purchase the property as follows:

1.	Option executed up until August 31, 2007 - $1.5 million.
2.	Option executed from September 1, 2007 to August 31, 2008 - $2.0 million.
3.	Option executed from September 1, 2008 to August 31, 2009 - $2.5 million.
4.	In addition to the dollar amount defined above, the purchase price shall include a 2 ½% Net Smelter Return Royalty for the first three years of production from property.

On March 1, 2006, the Company entered into an agreement with a third party to provide regular monthly Information Technology support to maintain system and data integrity. This is a 12-month agreement with payments of $499 per month. This will reduce hourly service rates.

Plan of Operations

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

During 2005, the Company spent $3,485,379 on Exploration after normalizing for 2004 accounting re-classes (see Expenses for the year ending December 31, 2005 vs. December 31, 2004). Activities were concentrated at three projects: French Gulch and North Fork in California, and Wenban Spring in Nevada.

At French Gulch, we completed approximately 31,836 feet of underground core drilling in 64 holes at the Washington mine establishing four mineable veins: the Lucky-7, the Washington, the Dean, and the No. 2. High-grade gold mineralization and visible gold were encountered along the vein zones. We started core drilling from surface at the Niagara mine in December, and other targets on the property are planned. A phase 1 environmental audit was completed by an independent firm and found no serious issues regarding hazardous or toxic materials. We began plans for a new underground tunnel (decline) and after posting the required bonds for the California Regional Water Quality Control Board, the County of Shasta, the BLM and California Dept. of Conservation, we broke ground in early January 2006. The decline will provide access for underground drilling exploration and underground test mining of a bulk sample. We began a rigorous district-scale exploration program to explore areas beyond the immediate Washington mine, such as the Niagara mine area about 3,500 feet to the west.

At North Fork, we continued site preparation and rehabilitating the historic underground workings. Repairs were completed on the access road, which was damaged from the heavy snowfall and rain runoff. Electrical power was brought on site and work continued on the water supply lines, mine ventilation system, and portal access.

At Wenban Spring, we completed three reverse-circulation drill holes totaling 1,885 feet. No significant gold mineralization was encountered; however, due to technical problems with the drilling equipment, none of the holes were completed to planned depth. We expect to maintain the property for future exploration.

In 2006, the Company will concentrate primarily on the French Gulch property focusing on the new decline. This will provide access to the test mining and bulk sampling of the central Washington and Lucky-7 veins with possible expansion to the Dean and No. 2 veins. The goal will be to mine a test sample of approximately 2,000 tons of material by mid 2nd quarter 2006. The proposed length of the decline is 1,400 feet. Rehabilitating the historical decline will be the main task at North Fork. The Nevada properties (Antone Canyon, Cimarron Canyon, Corcoran Canyon, Wenban Springs, and Painted Hills) will be minimally maintained. If additional funding is available, the Company will do some minimal exploration at Corcoran, Cimarron, and Antone Canyon.

The following table sets out the estimated costs, start and completion dates of our basic 2006 work programs.

Property	Description	Estimated Costs for 2006	Estimated Start Date	Estimated Completion Date
French Gulch	Bulk Sample & Test Mining	$851	January 2006	May 2006
North Fork	Decline Rehabilitation	$1,230	January 2006	December 2006
Antone Canyon	Minimal Exploration & Land/Option Maintenance	$108	October 2006	December 2006
Cimarron	Minimal Exploration & Land/Option Maintenance	$101	September 2006	December 2006
Corcorran Canyon	Minimal Exploration & Land/Option Maintenance	$123	July 2006	December 2006
Wenban Springs	Land/Option Maintenance	$50	N/A	N/A
Painted Hills	Land Maintenance	$9	N/A	N/A
French Gulch	General Equipment	$642	N/A	N/A
North Fork	General Equipment	$116	N/A	N/A
Corporate	Support Functions	$1,597	N/A	N/A
Total		$4,827

Based upon the results of the French Gulch bulk sample, management will make the decision to proceed to full production, continue exploration, or abandon the property. (See French Gulch detail.)

Subsequent to December 31, 2005, we received $3.534 million in private placement funds for 7,069,000 units at $0.50 per unit. Net proceeds after fund raising costs were $3.173 million. We plan to spend this money for operating and exploration costs along with reducing debt. We anticipate continuing to rely on private loans, equity sales of common shares or joint ventures with other exploration companies in order to fund our exploration program until such time that revenue is generated from gold extraction. The issuance of additional shares will result in dilution to existing shareholders of the Company.

During 2006, we plan to continue to seek projects that contain high grades and large tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. This focus is in regions containing gold or silver deposits primarily in the Great Basin of the western United States and the Mother Lode belt in California. There is no assurance that the Company will locate any high grade and large tonnage, or locate projects that contain the potential for mineralization concealed under post-mineral cover to make the project commercially viable.

Unless future production projects contain commercially viable sources of gold or silver and until such time as we achieve significant revenues from the sales of gold or silver we will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significant, and we cannot guarantee that we will be able to obtain the required working capital to bring a mine into commercial production.

We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future except for the possible development of our mineral properties. As we proceed with our exploration and pre-production programs we will need to hire employees, independent contractors, as well as purchase or lease additional equipment.

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

Location & Background

The Washington Niagara property consists of approximately 1824 acres, of which approximately 490 acres are patented lands. The property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California. French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.50 ounces per ton (“opt”) and commonly above 1.0 opt. Coarse visible gold is common.

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

As planned, we completed approximately 31,836 feet of underground core drilling in 64 holes. This area represents less than 10 acres, a small portion of the Washington Mine area and the overall property. High grade gold mineralization with visible gold was encountered in the targets. The drilling program tested the vein systems of the Washington Mine, and established 4 mineable veins: the Lucky-7, Washington, the Dean, and No. 2. Their depth extends to a minimum of 300 feet below known and mined areas. The latest assay results of this drill program continue to feature multiple ounce holes along with a highlight of 6.008 opt hit in the Washington vein.

After concluding the evaluation from the underground core drilling program and the re-evaluation of the existing mill, we started making preparations for test mining and bulk sampling of the central Washington and Lucky-7 veins with possible expansion to the Dean and No. 2 veins.

The Company also began core drilling from surface at the Niagara mine in December 2005, and other targets on the property are planned. The area between the Niagara and Washington mines represents a large portion of the overall property and is expected to contain additional drill targets.

Site crews demobilized the underground diamond drill station, cleaned up the portal area, and prepared for the installation of supporting infrastructure. In addition, the areas around the mill and the “boneyard” were cleaned up to facilitate reclamation and construction activities if a production decision is made.

Site crews were involved with the support functions necessary to meet statutory requirements for project oversight, ventilation air testing and site security.

The property is permitted for production mining by the County of Shasta, California and the U.S. Dept of Interior (Bureau of Land Management). Currently, the Company has reclamation bonds in place totaling $112,600 with the County of Shasta, California Department of Conservation, U.S. Dept of Interior (Bureau of Land Management), and the California Regional Water Quality Control Board for financial assurances for completion of foreseeable reclamation. The reclamation plan is being revised to reflect changes in mining methods and waste disposal. The waste discharge permit was assumed by the Company from the previous owner.

For the year 2005, we have spent $2.3 million in exploration costs at French Gulch.

Proposed Exploration

In early January 2006, the Company began the new decline from the mill yard to access the Washington and Lucky-7 veins for excavation of the bulk sample. This leg of the decline will be approximately 1,800 feet. Diamond drill stations are planned every 400 feet.

This new decline will also access the Niagara mine. This distance between the Washington and Niagara mines will be approximately 2,500 feet in length. This leg of the decline is also planned to have diamond drill stations every 400 feet.

Test mining from the new decline will start on the Lucky-7 vein and later be extended to the Washington, and perhaps the Dean and No. 2 veins. The first ore is planned to be mined in mid 2nd quarter 2006, and test mining completed by the end of June 2006. Approximately, 4,000 tons of material will be mined from the main veins, and processed at the French Gulch Mill.

The operating costs for the new decline, test mining and bulk sampling is estimated to be $1.851 million.

Further evaluation on the existing mill facilities indicate that with some additional modifications, the mill should be ready to process the proposed bulk sample rather than completing mill expansion at this time. This upgrade will enable the company to process 215 tons per day efficiently at a reduced cost and delay the mill expansion until needed for full production. During 2005, we spent approximately $96,000 for mill design/engineering in consulting and contractor expense.

The current estimate for this mill upgrade, which is part of the bulk sampling process noted above, is $0.25 million.

We continue to plan for mill rehabilitation and expansion if the French Gulch property goes into production. We have retained Pace Civil Inc. of Redding to assist in the engineering work required to convert the mill from its current capacity to the desired 500 tons per day capacity. Pace Civil is a multi disciplined engineering group based in Redding, California and is capable of providing the detailed civil, mechanical, structural and electrical engineering necessary to meet the various building codes and requirements of the State of California and Shasta County. Pace Civil will work with SRK Consulting to complete the design requirements necessary for submission to the Shasta County Department of Resource Management to allow granting of a building permit for the project.

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

The bulk sampling and mill upgrade will be completed in a staged schedule to meet permitting requirements. Several of the items have to be completed prior to the issuance of a county building permit. The revised reclamation plan must be developed and approved prior to resuming milling operations. A new bonding calculation was completed and the plan was approved by the State Department of Conservation under the SMARA requirements, Shasta County, the Bureau of Land Management and the Regional Water Quality Control Board. Monies in excess of $100,000 have been deposited for these bonds.

Estimates at this time for the mill expansion are $1.75 million in 2006.

We are also planning surface exploration drilling between the Niagara and Washington mines. The drilling will first test below the historically mined levels at the Niagara Mine. We expect to continue with surface core drilling in other targets between the Washington and Niagara mine areas due to potential parallel veining, as is represented by the Lucky-7 and Washington veins. As noted above, the area tested by drilling to date represents about 1% of the overall property, so there is substantial potential for additional vein structure. The surface drill program that is currently underway will help determine underground drill targets. It should be completed by early 2nd quarter and the cost estimate for this exploration is $0.25 million.

Based upon the results of the bulk sample, the decision will be made to proceed to full production, continue exploration, or abandon the property. Exploration could take place from surface or underground or both. Abandonment will require BRGC to complete site reclamation per the revised reclamation plan, as well as meeting any other statutory requirements for mine shutdown.

If the decision is made to proceed to full production, underground development will continue to allow the opening of new stoping blocks in the mine and to access the Niagara Mine. The development program will be an ongoing activity to ensure sufficient mining areas are available to provide ore to the mill on a continuous basis as well as providing additional underground drill sites for further exploration. At this time, management will need to schedule and implement the mill expansion, which is discussed above to allow for greater throughput.

Other work in the mine will include the preparation of an underground equipment servicing / repair facility. This will be constructed underground in a yet to be determined location. The facility will be built underground to reduce surface congestion. It will also be simpler to contain any possible pollutants within the mine. Underground explosives magazines will also be completed to enhance explosives security on the mine site.

Cash estimates in 2006 for this production phase, May through December, are:

•	Operations $15.116 million
•	Equipment $2.75 million
•	Offsetting revenue derived from the ore produced. Based on $500 per ounce gold, this is estimated to be $22.9 million.

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

At North Fork, data from historic underground examinations indicate a 240 meter wide zone containing steeply-dipping gold-bearing quartz veins locally exceeding 6 meters in width. Assays grading above 0.5 opt (15 g/t) Au are common and nearly continuous along the approximately 600 feet of vein-parallel drifting on three levels covering about 50 meters vertically. Grades exceeding 1 opt are also common. Based on the historic assays, there is an inferred resource of 100,000 tons grading at least 0.5 oz/ton; however, additional exploration drilling is necessary to develop a mineable reserve.

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

Site crews continued rehabilitation of the historical Uncle Sam Decline. The existing portal sets were previously examined and it was decided to leave the sets in place for the duration of the initial rehabilitation and exploration phases. Should the mine proceed to the production phase, it is expected that the existing sets will be removed and replaced at some future date, with larger profile sets, to allow the existing decline to serve its planned long term functions of return airway / escape way and waste rock conveyor gallery.

Immediately past the end of the portal sets, we encountered an extensive caved area. This area extended approximately 200 feet down the decline. The caved area was sequentially mucked out and secured with wire mesh, rockbolts and shotcrete. The crown area was secured over its entire length, and the cave area down to the invert was cleared and secured by the end of 2005.

An exploration permit is in place, which doesn’t expire until December 2006. Currently, the Company has two reclamation bonds in place totaling $29,800 with the U.S. Forest Service for financial assurances for completion of foreseeable reclamation related to underground and surface exploration.

For the year 2005, we have spent $0.7 million in exploration costs at North Fork.

Proposed Exploration

Subject to our ability to raise sufficient funds, we will continue decline rehabilitation as planned. The rate of advance has been better than expected through the caved portions of the decline. The work is currently being completed on a single shift basis. The majority of the equipment required to complete the rehabilitation phase is onsite.

Immediately below the initial caved area, the decline is open for some distance until the next caved area is encountered. This next portion of the decline is planned to be secured with bolts and mesh, with shotcrete being added as and when required.

This rehabilitation of the decline will continue through 2006 and the estimated costs are $1.23 million.

After the completion of the decline rehabilitation, some underground development will be required to prepare one or more diamond drilling stations. This will include:

•	Excavation and securing of the diamond drill station
•	Excavation and securing underground explosives magazines
•	Installing transformers and cable from surface to the underground drill station
•	Excavation and securing a refuge station.

This exploratory drilling preparation is planned from the existing upper level and estimated to be $0.596 million. This is planned to be completed by June 30, 2006.

Depending on the results of the early drilling program and the geological information gained from that activity, it may be necessary to advance an exploration drift into what is expected to be the hanging wall of the deposit. This will facilitate the drilling of a pattern of fanned holes back into the deposit from a more advantageous angle.

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

Currently, the Company has a reclamation bond in place in the amount of $3,300 with the U.S. Forest Service for financial assurances for completion of foreseeable reclamation related to surface exploration.

No exploration activities were conducted during 2005, and we spent $48,310 at the Antone Canyon property, primarily on option payments.

For 2006 we are planning to do 2,000 feet of surface drilling early in the 4th quarter. Total spending at Antone Canyon is estimated to be $108,000.

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

We conducted no exploration of the Cimarron property during 2005. As of December 31, 2005, the Company was not in compliance with the option agreement because it had not made the required minimum exploration expenditures in the amount of $50,000 for the year ending August 31, 2005. For the year 2005, we have spent $7,025, primarily related to land fees and maintaining the property. A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

For 2006 we are planning to do 3,000 feet of surface drilling in the 3rd quarter. Total spending in 2006 at Cimarron is estimated to be $101,000.

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

We conducted no exploration of the Corcoran Canyon property during 2005. As of December 31, 2005, the Company was not in compliance with the option agreement because it had not made the required minimum exploration expenditures in the amount of $50,000 for the year ending February 28, 2005. For the year 2005, we have spent $26,410, primarily related to land fees and maintaining the property. A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

Currently, the Company has two reclamation bonds in place in the amount of $2,600 with the U.S. Forest Service and $6,700 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

For 2006 we are planning to do 3,000 feet of surface drilling in the 3rd quarter. Total spending in 2006 at Corcoran Canyon is estimated to be $123,000.

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

During the 2nd quarter of 2005, we completed three reverse-circulation drill holes at Wenban totaling 1,885 feet. No significant gold mineralization was encountered; however, due to technical problems with the drilling equipment, none of the holes was completed to the desired depths. We expect to maintain the property and conduct further exploration in 2006.

During the 3rd quarter of 2005, the Company paid claim maintenance fees to the BLM on 20 claims. We expected to re-stake, file, and pay the fees on the remaining 218 claims as soon as possible. As planned, we re-staked the remaining 218 claims in December 2006.  The Company paid the filing fees to the BLM on February 16, 2006.

During the 3rd of 2005, the reclamation was approved by the BLM on the old Thomas Creek claims. Payment was received from the BLM in January, 2006, for the full amount of the $6,000 bond.

For the year 2005, we have spent $150,751 on exploration at Wenban Spring. In total we spent $161,754 during 2005.

Currently, the Company has two reclamation bonds in place totaling $11,400 with the Bureau of Land Management for financial assurances for completon of foreseeable reclamation related to surface exploration.

For 2006, we are planning to maintain the property for future exploration with total spending estimated to be $50,000.

Painted Hills Property

Location and Background

In February 2004, Bullion River Gold staked 41 unpatented claims in the Painted Hills district in northwestern Nevada. The claims were 100% owned by Bullion River Gold Corp.

The Painted Hills project is in Humboldt County, Nevada, 135km northwest of Winnemucca. The nearest significant gold producers are the Sleeper mine, 86km to the southeast, and the Hog Ranch mine, 88km to the southwest. There has been no gold exploration drilling in the project area. During the 1970's, several geothermal test holes were drilled during a regional geothermal exploration program; hot springs occur about 16 km to the northeast.

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

During the 3rd quarter of 2005, the Company paid claim maintenance fees to the BLM on 10 claims. We expect to pay the fees on the remaining 31 claims as soon as possible, but as of December 31, 2005, the claims have not been re-staked.

We conducted no exploration activities at Painted Hills during 2005 and spent $3,718, primarily on maintaining the property.

Currently, the Company has a reclamation bond in place in the amount of $6,550 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

For 2006, we are planning to maintain the property for future exploration with spending estimated to be $9,000.

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

Uncertainties relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Bullion River Gold’s exploration program, expenditures and financial results are forward-looking statements.

Item 7. Financial Statements and Supplementary Data

See our audited financial statements for the years ended December 31, 2005, and 2004, attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Bullion River’s principal independent accountant from December 1, 2003, to February 7, 2006, was Hall & Company, Certified Public Accountants Inc., 16410 Sand Canyon Avenue, Suite 100, Irvine, California, 92618. There are no disagreements with Hall & Company on accounting and financial disclosure. As of February 15, 2006, HJ & Associates have been retained as Bullion River Gold’s new independent auditors and have done the audit work for this December 31, 2005, 10-KSB year end Annual Report. See our 8-K Current Report dated February 7, 2006, that was filed with the SEC on February 15, 2006, and which is incorporated herein by reference. See Part III, Item 13.

Item 8A. Control and Procedures

Bullion River Gold maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bullion River Gold’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Bullion River Gold’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB and as of the end of the period of this Annual Report Bullion River Gold’s Chief Executive Officer and Chief Financial Officer believe Bullion River Gold’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Bullion River Gold in this report is accumulated and communicated to Bullion River Gold’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Bullion River Gold’s chief executive officer and chief financial officer concluded that Bullion River Gold’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

There were no significant changes in Bullion River Gold’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Bullion River Gold had no information to be disclosed as required on a Form 8-K, except for the following:

Item 8.01 - Other Events -June 17, 2005 - Ms. Kristie Kuhn, wife of the Company’s CEO, Peter Kuhn, entered into a loan agreement with a third party lender for a three year term loan of approximately $630,000. Pursuant to the loan agreement, Ms. Kuhn provided the lender with a non-recourse promissory note and pledged one million shares of common stock of the Company held in her name as collateral for the loan.

Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers - July 15, 2005 - Victor Bradley resigned from his position as a member of the Company’s Board of Directors.

Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers- August 11, 2005 - The Board of Directors of Company appointed Ms. Susan Jeffs as a director on July 18, 2005 for a term expiring at the Company’s 2006 Annual Meeting of Shareholders.

Item 1.01 - Entry into a Material Definitive Agreement - December 16, 2005 - Commencing on October 14, 2005, to December 22, 2005, the Company entered into securities purchase agreements with 22 investors to sell and issue “Units” for a purchase price of $0.50 per unit, each of which consists of (a) one restricted share of the Company’s common stock, and (b) one two-year warrant to purchase one restricted share of common stock at an exercise price of $0.75 per share.

Item 3.02 - Unregistered Sales of Equity Securities - December 16, 2005 - The Company issued and sold an aggregate of 6,124,000 units, with each Unit consisting of (a) one share of common stock, and (b) one two-year warrant to acquire one share of common stock as described in Item 1.01 above. In addition, the Company is obligated under certain anti-dilution provisions set forth in securities purchase agreements used in connection with sale and purchase of units in a prior private offering, to issue to the purchasers in such private offering, in the aggregate, 4,337,744 shares of common stock. In addition, the Company entered into a consulting agreement with a 3rd party to provide investor communication services to the Company. In exchange the Company will issue 250,000 restricted shares of common stock for services rendered. In addition, the Company agreed to issue 75,000 restricted shares of common stock in connection with the termination of a consulting agreement related to investor relations.

Item 8.01 - Other Events - December 16, 2005 - The Company is obligated under certain anti-dilution provisions set forth in the common stock purchase warrants issued in connection with a prior offering, to reduce the exercise price of the warrants in connection with the prior offering and increase the number of the warrant shares issuable in the aggregate by 3,254,687.

Item 3.02 - Unregistered Sales of Equity Securities - December 21, 2005 - Amendment to Form 8-K/A filed on December 16, 2005. To revise the Company’s obligation under certain anti-dilution provisions set forth in the securities purchase agreements and oral agreements issued in connection with a prior private offering, to reduce the exercise price of the common stock shares in connection with the prior offering and increase the number of shares of common stock in the aggregate by 2,086,794.

Item 8.01 - Other Events - Entry into a Material Definitive Agreement - December 21, 2005 - To revise the Company’s obligation under certain anti-dilution provisions set forth in oral agreements and common stock purchase warrants issued in connection with a prior private offering, to reduce the exercise price of warrants issued in connection with the prior offering and increase the number of warrant shares issuable to the purchasers in the prior offering, in the aggregate, by 1,457,066 shares.

“See the Exhibits referenced in Part III, Item 13, for additional information regarding the foregoing.

Part III

Item 9. Directors and Executive Officers of the Registrant

Each director of Bullion River Gold or its Subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his or her successor has been elected and qualified, or (iii) the director resigns.

Bullion River Gold’s and its subsidiaries’ management teams are listed below.

Company Name	Peter M. Kuhn	Susan Jeffs	Lester Knight	Dan Graves	Glenn Blachford
Bullion River Gold Corp.	Director, CEO, President, Treasurer, Corporate Secretary	Director	Director	CFO	Vice-President of Engineering
Antone Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
Cimarron Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
Corcoran Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
French Gulch (Nevada) Mining Corp.	Director, CEO, President	n/a	n/a	Director, Treasurer	Director, Secretary
North Fork Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	Vice-President of Engineering
Wenban Spring Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a

Peter M. Kuhn - Mr. Kuhn (51) has been a director and the CEO of Bullion River Gold since December 2003. Mr. Kuhn has been the sole director and officer of each of the five subsidiaries since December 2003. Mr. Kuhn received a Masters of Engineering Degree (M.E.) from Technical University of Clausthal (Germany) in 1983 and has been an engineer since 1983. Mr. Kuhn has more than 28 years experience in the mineral exploration and mining industry. Since May 2001, Mr. Kuhn has worked as a mining consultant. From November 1999 to April 2001, Mr. Kuhn was the President of BLM Service Group providing management and supervisory services. From August 1987 and October 1999 Mr. Kuhn worked for Thyssen Mining Construction of Canada providing management services, supervision and was responsible for the direction of the company. Mr. Kuhn is also a non-executive director of Capstone Gold Corp., a TSX Venture listed company.

Susan Jeffs - Ms. Jeffs (56) has been a director of Bullion River Gold since July 2005. Ms. Jeffs received her Bachelor of Laws from the University of British Columbia and practiced law for several years in Vancouver until moving to London in 2002.  Ms. Jeffs area of practice was primarily securities and finance for clients involved in natural resource exploration and development, telecommunications, technology and software, real estate, and infrastructure development.  She has been a director for a number of companies involved in mineral exploration.  Before practicing law, she organized and administered companies in the start-up phase and was involved in the administration of real estate developments in British Columbia, Alberta, Washington, California, and Hawaii.  In London, Ms. Jeffs is in-house legal consultant for an oil and gas company and for an Internet retail company.

Lester Knight - Mr. Knight (46) was appointed to the Board of Directors of Bullion River in January of 2006 as a non-executive director. Additionally, Mr. Knight serves as Vice President of Finance and Chief Financial Officer for Monarch Resources Limited, an investment company registered in Bermuda. Mr. Knight is a 1985 graduate of San Diego State University and holds a B.S. degree in Finance and a Masters degree in Global Management. Mr. Knight has over 16 years experience in the gold mining industry, primarily in Nevada and California.

Dan Graves - Mr. Graves (51) has been the CFO of Bullion River Gold since March 2005. From 2000 to 2004, Mr. Graves was the CFO of Northstar-at-Tahoe, a year round resort company in the Lake Tahoe area of California engaging in recreational operations and real estate development. Along with his financial duties, Mr. Graves was also responsible for the resort’s $40 million lodging, food & beverage, rental equipment, golf, retail, and ski related businesses. From 1998 to 2000, Mr. Graves was V.P. of Finance for Killington Resort in Vermont and held other analytical positions within the winter resort industry for nine years. Mr. Graves has a Bachelor’s Degree in Business Administration from California State University at Long Beach, California.

Glenn Blachford, P.Eng. - Mr. Blachford (55) was initially retained as an independent consultant to prepare the underground rehabilitation and drilling program on the North Fork Property. Since May 1, 2004, Mr. Blachford has been a full time employee of Bullion River Gold. Since June 2004, Mr. Blachford has been the vice-president of engineering of North Fork Mining Corp. Mr. Blachford’s duties and responsibilities include preparing the underground and mill rehabilitation, and drilling program at French Gulch, as well as rehabilitating the underground for drilling at North Fork Property. Mr. Blachford was the chief estimator and chief engineer for Thyssen Mining Construction of Canada from 1996 to 2001 and has been an independent mining consultant for the past three years.

(b)	Identify Significant Employees

Bullion River Gold has no significant employees other than the four discussed above.

(c)	Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Bullion River Gold to become directors or executive officers.

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

(3)
No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)	Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Bullion River Gold is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Blue Velvet Capital failed to file a Form 5 (Annual Statement of Beneficial Ownership). The other affiliates, in lieu of filing a Form 5, provided Bullion River Gold with a written representation that a Form 5 was not required.  The Company failed to file a Form 3 (Initial Statement of Beneficial Ownership) for Dan Graves, CFO, at the time of his employment in January 2005.  Mr. Graves owns 4,100 shares of common stock.  The Company filed this Form 3 on February 15, 2006.  The Company failed to file a Form 3 for Lester Knight, director, at the time of his appointment on January 17, 2006. The Company filed this Form 3 on February 15, 2006. Mr. Knight owns 10,000 shares of common stock. The Company failed to file a Form 3 for Susan Jeffs, director, at the time of her appointment.  Ms. Jeffs does not own any stock.  The Company is planning on filing this Form 3 in April 2006.

(f)	Audit Committee Financial Expert

Bullion River Gold has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Bullion River Gold’s limited operations, management believes the services of a financial expert are not warranted.

(g)	Identification of Audit Committee

Bullion River Gold does not have a separately-designated standing audit committee. Rather, Bullion River Gold’s entire board of directors perform the required functions of an audit committee. Peter Kuhn, Susan Jeffs and Lester Knight are the only members of Bullion River Gold’s audit committee. Only Susan Jeffs and Lester Knight meets the independent requirements for an audit committee member. Bullion River Gold’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Bullion River Gold has adopted an audit committee charter. See Exhibit 99.2 - Audit Committee Charter for more information, as referenced in Part III, Item 13.

(h)	Disclosure Committee and Charter

Bullion River Gold has a disclosure committee and has adopted a disclosure committee charter. Bullion River Gold’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Bullion River Gold and the accuracy, completeness and timeliness of Bullion River Gold’s financial reports. See Exhibit 99.3 - Disclosure Committee Charter for more information, as referenced in Part III, Item 13.

(i)	Code of Ethics

Bullion River Gold has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Bullion River Gold’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information, as referenced in Part III, Item 13. Also, Bullion River Gold’s code of ethics has been posted on its website at either www.bullionriver.com or www.bullionrivergold.com. Bullion River Gold undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Bradford Long at 1-800-540-2578 to request a copy of Bullion River Gold’s code of ethics. Management believes Bullion River Gold’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

Bullion River Gold has paid $356,667 in compensation to its named executive officers during its 2005 fiscal year.

SUMMARY COMPENSATION TABLE

					Long-term compensation
		Annual compensation			Awards	Payouts

Name and principal position	Year	Salary	Bonus	Other annual compensation	Restricted stock awards	Securities underlying options/ SARs	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Peter M. Kuhn	2005	100,000	nil	nil	nil	nil	nil	nil
CEO	2004	15,000	nil	59,000	nil	nil	nil	20,546
Dec 2003 – Present	2003	12,500	nil	nil	nil	nil	nil	nil
Dan Graves	2005	99,867	n/a	n/a	n/a	n/a	n/a	n/a
CFO	2004	n/a	n/a	n/a	n/a	n/a	n/a	n/a
March 2005 - Present	2003	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Glenn Blachford	2005	96,000	nil	nil	nil	nil	nil	nil
VP Engineering	2004	nil	nil	80,000	nil	nil	nil	34,967
April 2004 - Present	2003	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Jake Margolis	2005	60,800	nil	nil	nil	nil	nil	nil
VP of Exploration	2004	nil	nil	75,500	nil	nil	nil	80,163
Dec 2003 – Aug 2005	2003	n/a	n/a	6,000	n/a	n/a	n/a	n/a
Gerry Karpinka	2004	n/a	n/a	n/a	n/a	n/a	n/a	n/a
President	2003	nil	nil	nil	nil	nil	nil	nil
June 2001–Dec 2003	2002	nil	nil	nil	nil	nil	nil	nil
Colin Mills	2004	n/a	n/a	n/a	n/a	n/a	n/a	n/a
CFO	2003	nil	nil	nil	nil	nil	nil	nil
June 2001–Dec 2003	2002	nil	nil	nil	nil	nil	nil	nil

Since Bullion River Gold’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

Currently, there are no arrangements between Bullion River and any of its directors or between the Subsidiaries and any of its directors whereby such directors are compensated for (1) any services provided as directors; (2) termination of employment as a result of resignation, retirement or change of control; and (3) a change of responsibilities following a change of control.

Bullion River Gold and Centennial Development Company, a company of which Peter Kuhn owns a majority of the voting shares, verbally agreed that Mr. Kuhn would provide management services to Bullion River Gold for a management fee of $5,000 per month until April 15, 2004. At that time, the terms of the agreement were renegotiated to $7,500. Bullion River Gold was also obligated to reimburse Centennial Development Company for any reasonable business related expenses. Either party was able to terminate the agreement at anytime. The agreement did not provide for any specific compensation in the event of (1) resignation; (2) retirement; (3) other termination of the agreement; (4) a change of control of Bullion River Gold; or (5) a change in Mr. Kuhn’s responsibilities following a change in control. As of December, 2005, Mr. Kuhn is hired as Bullion River’s president at the rate of $10,000 per month.

On March 16, 2005, Bullion River paid Golden Spike Mining $42,000 for professional services rendered on the Antone Canyon Property, the Corcoran Canyon Property and the North Fork Property. Golden Spike Mining is owned by Peter Kuhn.

On March 21, 2005, Bullion River paid Victor Bradley, a former director of the Bullion River, $75,000 for professional services related to fund raising, engineering, mineralization analysis and investor communications for the period January 1, 2005, to March 31, 2005.

On December 1, 2003, Bullion River and Jacob Margolis entered into a consulting agreement that expired on May 31, 2004. Mr. Margolis was paid $6,000 per month for acting as a geological consultant to Bullion River and was reimbursed for all reasonable and necessary expenses incurred in the performance of his duties and as approved by the President of Bullion River. This agreement was renegotiated in early April 2004. As a result, Mr. Margolis was hired as the V.P. of Exploration and placed on payroll as of May 1, 2004. Mr. Margolis also received 30,000 restricted common shares and is entitled to participate in any future stock option plans of Bullion River and may qualify for further bonuses such as finder’s fees. In August of 2005, Mr. Margolis resigned. See Exhibit 10.6 - Consulting Agreement for more details, as referenced in Part III, Item 13.

In late 2003, Bullion River Gold and Glenn Blachford verbally agreed that Mr. Blachford would provide consulting services to prepare the underground rehabilitation and drilling program on the North Fork Property. Mr. Blachford was paid $6,000 per month through April 30, 2004, for providing the consulting services and is entitled to participate in any future stock option plans of Bullion River Gold. On May 1, 2004, Mr. Blachford was hired as the V.P. of Engineering for Bullion River to provide engineering guidance to all of Bullion River’s properties. As of December 31, 2005, Mr. Blachford’s salary is $8,000 per month.

There are no other employment agreements between Bullion River Gold or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provide for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of Bullion River Gold, or from a change in a named executive officer’s responsibilities following a change in control.

Bullion River Gold currently provides health insurance for the above employees, but presently does not have pension, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Bullion River Gold may adopt such plans in the future. There are presently no other personal benefits available to any employees.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
common shares	Blue Velvet Capital	5,833,326	11.94%
	Ellen L. Skelton Building
	4th Floor, P.O. Box 3444
	Roadtown, Tortola, BVI
common shares	Elton Participation Group	5,600,000	11.47%
	c/o Morgan & Morgan Trust Corp. Ltd
	Pasea Estate, Road Town
	Tortola, BVI
common shares	Peter M. Kuhn	1,015,000	2.08%
	1325 Airmotive way, Suite 325
	Reno, Nevada
	89502

Footnotes:
(1) The listed beneficial owners have no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
(2) Based on 48,840,375 common shares issued and outstanding as of the SB-2 filed on January 23, 2006.

(b)	Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(2)	Percent of Class(1)
common shares	Peter M. Kuhn	1,015,000	2.08%
	1325 Airmotive Way, Suite 325
	Reno, Nevada
	89502
common shares	Dan Graves	4,100	0.01%
	1325 Airmotive Way, Suite 325
	Reno, Nevada
	89502
common shares	Glenn Blachford	30,000	0.06%
	1325 Airmotive Way, Suite 325
	Reno, Nevada
	89502
Common shares	Lester Knight	10,000	0.02%
	2220 Otay Lakes Rd. #502
	Chula Vista, CA 91915

common shares	Directors and Executive Officers (as a group)	1,059,100	2.17%

Footnotes:
(1) Based on 48,840,375 common shares issued and outstanding as of the SB-2 filed on January 23, 2006.
(2) The listed beneficial owners have no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

(c)	Changes in Control

Bullion River Gold is not aware of any arrangement that may result in a change in control of Bullion River Gold.

Item 12. Certain Relationships and Related Transactions.

(a)	Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Bullion River Gold or any of its subsidiaries was a party with the exception of the following:

Loan Agreements with Centennial Development - Centennial Development Corp. is controlled by the Company’s President, Peter Kuhn.

At June 30, 2005, the Company had a short term loan payable totaling $15,000 with Kristie Kuhn, wife of the Company’s President Peter Kuhn. This loan was paid in full on November 2, 2005.

On June 22, the Company entered into a short term loan totaling $15,000 with Centennial Development Corp. This loan was interest free and unsecured. This loan was paid in full on October 24, 2005.

On June 30, the Company entered into a short term loan totaling $55,000 with Centennial Development Corp. This loan was interest free and unsecured. This loan was paid in full on November 9, 2005.

On July 11, 2005, the Company entered into a 30-day free interest in the amount of $15,000 with Centennial Development Corp. The interest was 1.5% monthly. This loan was paid in full on November 9, 2005.

On July 18, 2005, the Company entered into a 30-day free interest in the amount $32,000 with Centennial Development Corp. The interest was 1.5% monthly. This loan was paid in full on November 9, 2005.

On July 29, 2005, the Company entered into a 30-day free interest in the amount $32,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On August 5, 2005, the Company entered into a loan agreement with Centennial Development in the amount of $500,000 due on December 31, 2005. Terms were zero days free interest, interest accruing at 1.15% per month, $25,000 loan fee. This loan principal and fees were paid in full on October 21, 2005. Interest of $13,453.21 was paid on January 3, 2006.

On August 31, 2005, the Company entered into a 30-day free interest in the amount of $30,000 with Centennial Development Corp. The interest was 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 6, 2005, the Company entered into a 30-day free interest in the amount of $25,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 13, 2005, the Company entered into a 30-day free interest in the amount of $6,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 23, 2005, the Company entered into a 30-day free interest in the amount of $50,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

Assignment Agreements with Golden Spike Mining

On January 9, 2004, Antone Canyon Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 60 unpatented mineral claims. Peter M. Kuhn is the President of both Bullion River and Antone Canyon Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” and Exhibit 10.1 - Assignment Agreement for more information, as referenced in Part III, Item 13..

On February 18, 2004, Corcoran Canyon Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 41 unpatented mineral claims. Peter M. Kuhn is the president of both Bullion River and Corcoran Canyon Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” and Exhibit 10.2 - Assignment Agreement for more information as referenced in Part III, Item 13.

On February 19, 2004, Cimarron Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 30 unpatented mineral claims. Peter M. Kuhn is the President of both Bullion River and Cimarron Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 21 and Exhibit 10.3 - Assignment Agreement for more information as referenced in Part III, Item 13.

On February 20, 2004, Thomas Creek Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 76 unpatented mineral claims. Peter M. Kuhn is the President of both Bullion River and Thomas Creek Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 23 and Exhibit 10.4 - Assignment Agreement for more information as referenced in Part III, Item 13.

On February 23, 2004, North Fork Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 42 unpatented mineral claims. Peter M. Kuhn is the President of both Bullion River and North Fork Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” on page 22 and Exhibit 10.5 - Assignment Agreement for more information as referenced in Part III, Item 13.

(b)	Transactions with Promoters

Peter M. Kuhn is currently the only promoter of Bullion River Gold. Mr. Kuhn has not received anything of value from Bullion River Gold or its subsidiaries nor is Mr. Kuhn entitled to receive anything of value from Bullion River Gold or its subsidiaries for services provided as a promoter of Bullion River Gold or its subsidiaries.

Item 13. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K.

8-K dated December 16, 2005, regarding the unregistered sale of 6,124,000 units of common stock through a private offering from October 14 to December 6, 2005 and the obligation under certain anti-dilution clauses in a prior private offering to issue additional shares of common stock and warrants.

8-K/A dated December 20, 2005, amended the 8K filed on December 16, 2005, regarding: a) the number of shares of common stock to be issued pursuant to certain anti-dilution provisions of a prior offering, b) the number of warrant shares issuable pursuant to certain anti-dilution provisions of a prior offering, c) the investor information.

8-K Current Report dated February 7, 2006, regarding a change in our auditors, incorporated by reference in Part I, Item 8.

(b)	Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2005	Included
3.1	Articles of Incorporation filed as an Exhibit to Bullion River Gold’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Bullion River Gold’s registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to Bullion River Gold Corp.	Filed
10.1

Assignment Agreement dated January 9, 2004 between Antone Canyon Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold’s Form 8-K (Current Report) filed on January 28, 2004, and incorporated herein by reference.
Filed
10.2

Assignment Agreement dated February 18, 2004 between Corcoran Canyon Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold’s Form 8-K (Current Report) filed on March 2, 2004, and incorporated herein by reference.
Filed

10.3

Assignment Agreement dated February 19, 2004 between Cimarron Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold’s Form 8-K (Current Report) filed on March 3, 2004, and incorporated herein by reference.
Filed
10.4

Assignment Agreement dated February 20, 2004 between Thomas Creek Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold’s Form 8-K (Current Report) filed on March 8, 2004, and incorporated herein by reference.
Filed
10.5

Assignment Agreement dated February 23, 2004 between North Fork Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold’s Form 8-K (Current Report) filed on March 9, 2004, and incorporated herein by reference.
Filed
10.6

Consultant Agreement dated December 1, 2003 between Dynasty International Corporation and Jacob H. Margolis filed as an attached exhibit to Bullion River Gold’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.
Filed
10.7

Exploration Agreement dated October 6, 2004 between French Gulch (Nevada) Mining Corp. and the Washington-Niagara Mining Partnership filed as an attached exhibit to Bullion River Gold’s Form 10-QSB (Quarterly Report) filed on November 16, 2004, and incorporated herein by reference.
Filed
23.1	Consent of Independent Public Accounting Firm	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an attached exhibit to Bullion River Gold’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an attached exhibit to Bullion River Gold’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an attached exhibit to Bullion River Gold’s Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.	Filed

Item 14. Principal Accounting Fees & Services

(a)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Bullion River Gold’s audit of annual financial statements and for review of financial statements included in Bullion River Gold’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2005 - $19,450 - HJ & Associates, LLC
2005 - $27,627 - Hall & Company, Certified Public Accountants Inc.
2004 - $59,880 - Hall & Company, Certified Public Accountants Inc.

(b)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Bullion River Gold’s financial statements and are not reported in the preceding paragraph were:

2005 - $0 - HJ & Associates, LLC.
2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $0 - Hall & Company, Certified Public Accountants Inc.

(c)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2005 - $0 - HJ & Associates, LLC.
2005 - $11,394 - Hall & Company, Certified Public Accountants Inc.
2004 - $3,256 - Hall & Company, Certified Public Accountants Inc.

(d)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2005 - $0 - HJ & Associates, LLC.
2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $0 - Hall & Company, Certified Public Accountants Inc.

(e)   Bullion River Gold’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(f)   The percentage of hours expended on the principal accountant’s engagement to audit Bullion River Gold’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Bullion River has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.

By:	/s/ Peter M. Kuhn

Name: Peter M. Kuhn Title: Director and CEO Dated: April 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Bullion River and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Peter M. Kuhn	President, Principal Executive Officer, Treasurer, Secretary,	April 10, 2006
and a member of the Board of Directors

/s/ Dan Graves	Principal Financial Officer	April 10, 2006

/s/ Susan Jeffs	Member of the board of Directors	April 10, 2006

/s/ Lester Knight	Member of the board of Directors	April 10, 2006

 Exhibit A

Financial Statements and Schedules

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Bullion River Gold Corporation and Subsidiaries
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Bullion River Gold Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullion River Gold Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, UT
March 18, 2006

American Institute of Certified Public Accountants
Member of Public Company Accounting Oversight Board

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 31, 2005

To the Board of Directors and Stockholders of
Bullion River Gold Corp.

We have audited the accompanying consolidated balance sheets of Bullion River Gold Corp. (an exploration stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period from June 29, 2001 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullion River Gold Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and the period from June 29, 2001 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                  HALL & COMPANY

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheet
As of December 31, 2005 and December 31, 2004

	December 31	December 31
	2005	2004
ASSETS
Current Assets:
Cash	$124,788	$273,331
Prepaids and other current	394,396	89,267
Inventory	66,404	-
Total Current Assets	585,588	362,598

Fixed Assets:
Fixed Assets	586,825	109,615
Less accumulated depreciation	(102,676)	(13,050)
Total Fixed Assets	484,149	96,565

Other Assets:
Deposits	440,176	-
Total Other	440,176	-

Total Assets	$1,509,913	$459,163

LIABILITY AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accruals	$309,640	$524,062
Other current liabilities	170,758	-
Loans from related parties	13,453	-
Loan payable	-	100,000
Current Portion of Capital Lease Obligations	63,216	-
Total Current Liabilities	557,067	624,062

Long Term Liabilities:
Long Term Capital Lease Obligations	128,281	-
Long Term Reclamation Obligations	103,041	-
Total Long Term Liabilities	213,322	-

Total Liabilities	788,389	624,062

Shareholders' Equity:
Share Capital
Authorized 200,000,000 common shares, $0.001 par value
Issued and outstanding 39,243,581, and 28,444,004 common shares	39,300	28,444
Additional paid in Capital	8,825,523	2,918,591
Shares Subscribed	387,500	-
Foreign Exchange Adjustments	-	(1,186)
Deficit accumulated during the exploration stage	(8,530,799)	(3,110,748)
Total Shareholders' Equity	721,524	(164,899)

Total Liabilities & Shareholders' Equity (Deficit)	$1,509,913	$459,163

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corporation
(An Exploration Stage Company)
Consolidated Statement of Operations

	For the Years Ended December 31		From Inception June 29, 2001
	2005	2004	to December 31, 2005
Revenue:	$-	$-	$-

Expense:
Exploration	3,303,527	1,874,409	5,177,936
Salaries & Wages	552,863	37,830	603,192
Payroll Burden	96,046	3,353	99,399
Employee Related	19,090	12,761	31,851
Professional Fees	501,792	371,348	958,999
Consulting	108,578	190,416	356,968
Contractors	0	0	0
Office	45,359	46,162	93,968
Land	0	0	0
Travel Related	182,288	112,372	297,335
Licenses & Fees	10,746	30,365	43,320
Investor Communications	321,374	221,889	543,263
Insurance	54,280	26,910	81,190
Rent	52,130	19,605	71,734
Utilities	41,757	126	41,885
Bank Charges	10,967	5,423	17,170
Miscellaneous	(28,685)	(833)	(29,519)
Forgiveness of Debt	(6,496)	(6,839)	(32,215)
Accretion	2,041	0	2,041
Depreciation	89,626	13,050	102,676
Total Operating Expense	5,357,283	2,958,347	8,461,193

Other:
Non-operating Income	(58,934)	0	(58,934)
Interest expense	64,751	6,838	71,589
Non-operating	56,951	0	56,951
Total Other	62,768	6,838	69,606

NET LOSS FOR PERIOD	$(5,420,051)	$(2,965,185)	$(8,530,799)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING	32,281,358	26,188,158

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Cash Flow

	Twelve Months Ended		From Inception,
	December 31		June 29, 2001 to
	2005	2004	December 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss for the Period	$(5,420,051)	$(2,965,185)	$(8,530,799)

Adjustment to Reconcile net loss to net cash
used in operating activities:
Depreciation Expense	89,626	13,050	102,676
Accretion Expense	2,041	-	2,041
Gain on Extinguishment of Debt	(6,496)	(6,839)	(32,215)
Common Stock issued for services and related expense		128,650	128,650

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaids	(305,129)	(89,184)	(394,395)
(Increase) Decrease in Inventory	(66,404)	-	(66,404)
(Increase) Decrease in Deposits	(440,176)	-	(440,176)
Increase (Decrease) in Accounts Payable/Accrued	(207,925)	522,757	322,976
Increase (Decrease) in Other current liabilities	71,950	-	71,950
Increase (Decrease) in Reclamation Obligation	101,000	-	101,000

NET CASH USED IN OPERATING ACTIVITIES	(6,181,564)	(2,396,751)	(8,734,696)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(285,714)	(109,615)	(395,330)

NET CASH USED IN INVESTING ACTIVITIES	(285,714)	(109,615)	(395,330)

NET CASH USED IN FINANCING ACTIVITIES
Advance payable	-	84,572	118,880
Loans from related parties	13,453	-	13,453
Loan payable	(100,000)	70,000	170,000
Cash proceeds from sale of common shares	6,530,176	2,473,385	9,078,561
Cash proceeds from shares subscribed	387,500	-	387,500
Offering Costs	(513,580)	-	(513,580)

NET CASH USED IN FINANCING ACTIVITIES	6,317,549	2,627,957	9,254,814

Effect of exchange rate changes on cash	1,186	(1,186)	-

INCREASE (DECREASE) IN CASH	(148,543)	120,405	124,788

CASH, BEGINNING OF THE PERIOD (January 1)	273,331	152,926	-

CASH, END OF PERIOD	$124,788	$273,331	$124,788

The accompanying notes are an integral part of these consolidated financial statements.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(An Exploration Stage Company)
For the Years Ended December 31, 2005, 2004, and the period from Inception June 29, 2001 to December 31, 2005

						Deficit
				Common Shares Subscribed		Accumulated	Accumulated
	Common Stock Issued		Additional			During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income	Total
Balance, June 29, 2001	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	-	-	14,000
Net loss, for the twelve month period
ended, December 31, 2001	-	-	-	-	-	(1,000)	-	(1,000)
Balance, December 31, 2001	2,400,000	2,400	12,600	-	-	(1,000)	-	14,000
Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	-	-	-	20,850
Net loss, for the twelve month period
ended, December 31, 2002	-	-	-	-	-	(43,348)	-	(43,348)
Balance, December 31, 2002	2,608,500	2,608	33,242	-	-	(44,348)	-	(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	-	-	10,650
Net loss for the three month period
Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-	-	-
Net loss for the twelve month period
ended, December 31, 2003	-	-	-	-	-	(101,215)	-	(101,215)
Balance, December 31, 2003	10,000,000	10,000	65,000	-	-	(145,563)	-	(70,563)
Issuance of one and one half for one
common stock dividend, January 13, 2004	15,000,003	15,000	(15,000)	-	-	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	25	28,725	-	-	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	30	34,470	-	-	-	-	34,500
Issuance of common shares for property
option payment, March 18, 2004	30,000	30	34,470	-	-	-	-	34,500
Common stock subscribed January 19, 2004				125,000	125,000			125,000
Common stock subscribed March 25, 2004	-	-	-	850,000	850,000	-	-	850,000
Net loss, for the three month period
ended, March 31, 2004	-	-	-	-	-	-	-	-
Issuance of 850,000 units for cash,
Reg S, April 15, 2004	850,000	850	849,150	(850,000)	(850,000)	-	-	-
Issuance of 125,000 units for cash,
Reg S, April 30, 2004	125,000	125	124,875	(125,000)	(125,000)	-	-	-
Issuance of common shares for
consulting fees, July 20, 2004	30,000	30	30,870	-	-	-	-	30,900
Issuance of 50,000 units for cash,
Reg S, July 20, 2004	50,000	50	49,950	-	-	-	-	50,000
Issuance of 200,000 units for debt,
Reg S, September 16, 2004	200,000	200	199,800	-	-	-	-	200,000
Issuance of 93,334 units for debt,
Reg S, September 29, 2004	93,334	94	69,906	-	-	-	-	70,000
Issuance of 1,000,001 units for cash,
Reg S, September 29, 2004	1,000,001	1,000	749,000	-	-	-	-	750,000
Issuance of 299,000 units for cash,
Reg S, November 16, 2004	299,000	299	223,951	-	-	-	-	224,250
Issuance of 183,333 units for cash,
Reg D, December 9, 2004	183,333	183	135,817	-	-	-	-	136,000
Issuance of 2,000 shares for finders fees,
Reg D, December 9, 2004	2,000	2	1,498	-	-	-	-	1,500
Issuance of 501,333 units for cash,
Rule 144, December 29, 2004	501,333	501	317,384	-	-	-	-	317,885
Issuance of 25,000 units for cash,
Reg S, December 22, 2004	25,000	25	18,725	-	-	-	-	18,750
Net loss, for the twelve month period
ended, December 31, 2004	-	-	-	-	-	(2,965,185)	-	(2,965,185)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,186)	(1,186)
Balance, December 31, 2004	28,444,004	28,444	2,918,591	-	-	(3,110,748)	(1,186)	(164,899)

	Common Stock Issued		Additional	Common Shares Subscribed		Deficit Accumulated During the	Accumulated Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income	Total
Issuance of 90,000 units for cash
Reg S, Feb 2, 2005	90,000	90	67,410	-	-	-	-	67,500
Issuance of 290,000 units for cash
Reg D, Feb 2, 2005	200,000	200	149,800	-	-	-	-	150,000
Issuance of 50,000 units for cash
Reg S, February 16,2005	50,000	50	37,450	-	-	-	-	37,500
Issuance of 481,000 units for cash
Reg S, March 22, 2005	481,000	481	360,269	-	-	-	-	360,750
3,390,599 Units Subscribed during February
and March 2005	-	-	-	3,390,599	2,542,951	-	-	2,542,951
Share issue costs incurred during February
and March 2005	-	-	(193,330)	-	-	-	-	(193,330)
Common stock issued April 29, 2005	1,796,673	1,855	1,345,646	(1,796,673)	(1,347,501)	-	-	-
Common stock issued May 2, 2005	1,437,236	1,436	1,076,489	(1,437,236)	(1,077,925)	-	-	-
Common stock issued May 5, 2005	466,668	466	349,534	(156,690)	(117,525)	-	-	232,475
Share Issue costs incurred during Q2	-	-	(7,600)	-	-	-	-	(7,600)
Common stock issued October 18, 2005	1,790,000	1,790	893,210	-	-	-	-	895,000
For Cash
Common stock issued October 20, 2005	464,000	464	231,536	-	-	-	-	232,000
For Cash
Common stock subscribed October 31, 2005	-	-	-	75,000	37,500	-	-	37,500
For services rendered
Common stock issued November 28, 2005	1,244,000	1,244	620,756	-	-	-	-	622,000
For Cash
Common stock issued December 16, 2005	2,780,000	2,780	1,387,220	-	-	-	-	1,390,000
For Cash
Common stock subscribed December 16, 2005	-	-	-	400,000	200,000	-	-	200,000
For Cash
Common stock subscribed December 29, 2005	-	-	-	50,000	25,000	-	-	25,000
For Cash
Common stock subscribed December 31, 2005	-	-	-	250,000	125,000	-	-	125,000
For services rendered
Share Issue costs incurred during Q4	-	-	(411,458)	-	-	-	-	(411,458)
Foreign currency translation adjustments	-	-	-	-	-	-	1,186	1,186
Net Loss for the twelve month period
ended, December 31, 2005	-	-	-	-	-	(5,420,051)	-	(5,420,051)
Balance December 31, 2005	39,243,581	$39,300	$8,825,523	775,000	$387,500	$(8,530,799)	$-	$721,524

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - ORGANIZATION AND NATURE OF OPERATION

NATURE OF OPERATIONS
Bullion River Gold was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”. The company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when it changed its business direction to the exploration of gold and silver in the western United States.

On December 9, 2003, five current Nevada subsidiaries of Bullion River Gold were incorporated and sold to Bullion River Gold. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. (collectively, the “Subsidiaries”).

On January 20, 2004, the Company changed its name to “Bullion River Gold Corp.”

From January 9, 2004 to February 23, 2004, Bullion River Gold, through the Subsidiaries, acquired seven separate option agreements. In February 2004 Bullion River Gold staked and registered its 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County. On September 30, 2004 the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004. In August 2005, the Company entered into an agreement with the Stump Family Trust (“Stump”) to explore, develop, and mine 1 patented lode mining claim ("Colorado Quartz Mine”), which is adjacent to French Gulch. See “Business of Bullion River” for more information.

EXPLORATION STATE ACTIVITIES
The Company has not commenced significant operations, and in accordance with SFAS No. 7, the Company was considered a development stage company until it changed business direction in December 2003 and became an exploration company.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Certain balances in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation.

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

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and certificates of deposit held in U.S. banks that have deposit insurance thus limiting the amount of credit exposure.

REVENUE RECOGNITION
Gold and silver sales will be recognized when the title passes to the purchaser and delivery occurs.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At December 31, 2005, 2004, and 2003 the Company had no options outstanding. At December 31, 2005, the Company had 14,980,225 warrants outstanding. At December 31, 2004, the Company had 3,192,468 warrants outstanding.

LEASES
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases, net of any incentives received by the Company from the leasing company, are charged to the statement of operations and comprehensive loss on a straight-line basis over the period.

Other leases are accounted for as capital leases.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the years ended December 31, 2005, 2004 and 2003.

CLOSURE, RECLAMATION AND REMEDIATION COSTS
Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities. The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature an extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

The Company has estimated costs associated with the closure, reclamation and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 4 for a related discussion. The Company follows.

FORGIVENESS OF DEBT
At December 31, 2005 the Company recorded forgiveness of debt in the amount of $6,496. At December 31, 2004, the Company recorded forgiveness of debt in the amount of $6,839. These were all recorded as a credit to operation expense because the transactions were not considered to be unusual or infrequent. This was interest on short term loans that was forgiven.

NOTE 3 - LOANS PAYABLE

As of December 31, 2005, the Company had loans payable totaling $13,453.

At June 30, 2005, the Company had a short term loan payable totaling $15,000 with Kristie Kuhn, wife of the Company’s President Peter Kuhn. This loan was paid in full on November 2, 2005.

On June 22, the Company entered into a short term loan totaling $15,000 with Centennial Development Corp. This loan was interest free and unsecured. This loan was paid in full on October 24, 2005.

On June 30, the Company entered into a short term loan totaling $55,000 with Centennial Development Corp. This loan was interest free and unsecured. This loan was paid in full on November 9, 2005.

On July 11, 2005, the Company entered into a 30-day free interest in the amount of $15,000 with Centennial Development Corp. The interest was 1.5% monthly. This loan was paid in full on November 9, 2005.

On July 18, 2005, the Company entered into a 30-day free interest in the amount $32,000 with Centennial Development Corp. The interest was 1.5% monthly. This loan was paid in full on November 9, 2005.

On July 29, 2005, the Company entered into a 30-day free interest in the amount $32,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On August 5, 2005, the Company entered into a loan agreement with Centennial Development in the amount of $500,000 due on December 31, 2005. Terms were zero days free interest, interest accruing at 1.15% per month, $25,000 loan fee. This loan principal and fees were paid in full on October 21, 2005. Interest of $13,453 was paid on January 3, 2006.

On August 31, 2005, the Company entered into a 30-day free interest in the amount of $30,000 with Centennial Development Corp. The interest was 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 6, 2005, the Company entered into a 30-day free interest in the amount of $25,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 13, 2005, the Company entered into a 30-day free interest in the amount of $6,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 23, 2005, the Company entered into a 30-day free interest in the amount of $50,000 with Centennial Development Corp. The interest is 1.5% monthly. This loan was paid in full on December 1, 2005.

On September 27, 2005, the Company entered a loan agreement with a 3rd party in the amount of $90,000 due on November 30, 20005. Terms were zero days free interest, interest accruing at 1.0% per month. This loan was paid in full on November 1, 2005.

On September 30, 2005, the Company entered a loan agreement with a 3rd party in the amount of $50,000 due on November 30, 2005. Terms are zero days free interest, interest accruing at 1.0% per month. This loan was paid in full on November 2, 2005.

At December 31, 2004, there was a $100,000 short term, interest free, and unsecured, which was repaid in the first quarter 2005.

During the year ending December 31, 2004, the Company entered into a loan payable in the amount of $70,000. During the year, the Company converted this loan payable into common stock of the Company at $0.75 per share.

NOTE 4 - RECLAMATION ASSET AND OBLIGATION

The Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. At December 31, 2005, the Company has recognized a reclamation liability for the estimated reclamation costs related to the French Gulch and North Fork properties. The related costs have been expensed since none of the Company properties were in production or had proven or probable mineral reserves.

The accretion of the reclamation obligation liability is being recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability.

French Gulch

In connection with the new reclamation permit obtained in December 2005, the Company increased its estimated reclamation costs based on the new operating plan for the French Gulch property in the amount of $61,000. Accretion expense related to the reclamation obligation for the year ended December 31, 2005 was nil.

North Fork

The initial reclamation permit was put in place in March 2004. In May of 2005, the Company posted a supplemental reclamation permit based on its updated operating plan. The total reclamation obligation related to this property has been estimated at $23,260. At an accretion rate of 6%, the Company expensed $1,670 for accretion and increased its total reclamation obligation to $24,930.

The following is a description of the changes to the Company's reclamation liability and expenses as of December 31, 2005:

Estimated Reclamation Expense (Exploration)
French Gulch	$71,200
North Fork	$29.800
Reclamation Obligation subtotal before Accretion	$101,000
Reclamation Obligation		$(101,000)

North Fork Accretion expense	$2,041
Increase to Reclamation Obligation		$(2,041)

Total Reclamation Obligation		$(103,041)

NOTE 5 - COMMON STOCK

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

Bullion River relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Bullion River received from the lender a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. The offer to settle was not made or accepted in the United States and the share certificates representing the shares and the warrant certificates representing the warrants have been legended with the applicable trading restrictions.

Management was satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 were fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares and the warrant certificates representing the warrants have been legended with the applicable trading restrictions.

On March 18, 2004, Bullion River Gold issued 30,000 restricted common shares at $1.15 per share, market price for the day, to KM Exploration Ltd. pursuant to Section 4(2) of the Securities Act of 1933. The 30,000 restricted common shares were issued as an option payment pursuant to the terms and conditions of the option agreement for the Thomas Creek Property. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Also, on March 18, 2004, Bullion River Gold issued 55,000 restricted common shares at $1.15, market price for the day, to Jacob Margolis pursuant to Section 4(2) of the Securities Act of 1933. The Company issued 25,000 restricted common shares as a finder’s fee for locating the Painted Hills Property. Upon issuance of these shares, the Company recorded a consulting expense of $28,750. The Company issued 30,000 restricted common shares as a consultant fee pursuant to the terms and conditions of a consultant agreement between Bullion River Gold and Jacob Margolis. Upon issuance of these shares, the Company recorded a consulting expense of $34,500. Jacob Margolis was in possession of all material information relating to Bullion River Gold. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

On March 25, 2004, Bullion River Gold received subscription agreements for an aggregate $850,000 in subscription funds for a total of 850,000 units at an offering price of $1.00 per unit, Reg S. Each unit consists of one restricted common share and one restricted warrant. Each restricted warrant is convertible into one restricted common share. The restricted warrant was exercisable for two years at an exercise price of $1.50 per warrant. The net proceeds to Bullion River Gold were $850,000 and received in April 2004.

On April 30, 2004, Bullion River Gold raised $125,000 in cash from the $1.00 unit offering, Reg S, and issued an aggregate 125,000 restricted units to one subscriber.

On July 20, 2004, Bullion River Gold issued 30,000 restricted common shares at $1.03, market price for the day, to Glenn Blachford pursuant to Section 4(2) of the Securities Act of 1933. Glenn Blachford was in possession of all material information relating to Bullion River Gold. The 30,000 restricted common shares were issued as a one time consultant fee in accordance with the terms and conditions of the consultant agreement, which was approved by the directors on June 1, 2004. Upon issuance of these shares, the Company recorded a consulting expense of $30,900. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

On July 20, 2004, Bullion River Gold raised $50,000 in cash from the $1.00 unit offering, Reg S, and issued an aggregate 50,000 restricted units to one subscriber.

On September 8, 2004, Bullion River Gold authorized the issuance of up to 5,000,000 units at an offering price of $0.75 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant was exercisable for two years at an exercise price of $1.00 per warrant. The value of the units was arbitrarily set by Bullion River Gold and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On September 29, 2004, Bullion River Gold issued, as part of the $1.00 unit offering, Reg S, 200,000 restricted units as repayment of $200,000 in loan proceeds owed to a lender.

On September 29, 2004, Bullion River Gold raised $750,000 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 1,000,001 restricted units to three subscribers.

On September 29, 2004, Bullion River Gold issued, as part of the $0.75 unit offering, Reg S, 93,334 restricted units as repayment of $70,000 in loan proceeds owed to a lender.

On November 16, 2004, Bullion River Gold raised $224,250 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 299,000 restricted units to eleven subscribers.

On November 17, 2004, the Board of Directors approved the amendment to all issued and outstanding warrants by changing the term of the warrants from two years to three years and changed the terms of the $0.75 unit offering so that each new warrant issued would be for a term of three years.

On December 10, 2004, Bullion River Gold raised $137,500 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 183,333 restricted units to two subscribers.

On December 10, 2004, Bullion River Gold issued an aggregate 2,000 restricted units, Reg D, as a finder’s fee to one finder.

On December 22, 2004, Bullion River Gold raised $18,750 in cash from the $0.75 unit offering, Reg S, and accepted a subscription from one subscriber for 25,000 restricted units. The shares were subsequently issued on January 5, 2005.

On December 29, 2004, Bullion River Gold raised $376,000 in cash from the $0.75 unit offering, Rule 144, and issued an aggregate 501,333 restricted units to 2 subscribers.

On February 2, 2005, Bullion River Gold raised $67,500 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 90,000 restricted units to 2 subscribers.

On February 2, 2005, Bullion River Gold raised $150,000 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 200,000 restricted units to one subscriber.

On February 16, 2005, Bullion River Gold raised $37,500 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 50,000 restricted units to one subscriber.

On March 22, 2005, Bullion River Gold raised $360,750 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 481,000 restricted units to seven subscribers.

On April 29, 2005, Bullion River Gold raised $147,500 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 196,667 restricted units to 6 subscribers.

On April 29, 2005, Bullion River Gold raised $1,200,001 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 1,600,006 restricted units to 17 subscribers.

On May 2, 2005, Bullion River Gold raised $465,475 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 620,634 restricted units to 10 subscribers.

On May 2, 2005, Bullion River Gold raised $612,450 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 816,602 restricted units to 7 subscribers.

On May 5, 2005, Bullion River Gold raised $350,000 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 466,668 restricted units to 2 subscribers.

In October 2005, Bullion River Gold authorized the issuance of up to 10,000,000 units at an offering price of $0.50 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant was exercisable for two years at an exercise price of $0.75 per warrant. The value of the units was arbitrarily set by Bullion River Gold and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On October 18, 2005, Bullion River Gold raised $145,000 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 290,000 restricted units to 6 subscribers.

On October 18, 2005, Bullion River Gold raised $750,000 in cash from the $0.50 unit offering, Reg D, and issued an aggregate 1,500,000 restricted units to 6 subscribers.

On October 20, 2005, Bullion River Gold raised $232,000 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 464,000 restricted units to 10 subscribers.

On November 29, 2005, Bullion River Gold raised $447,000 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 894,000 restricted units to 7 subscribers.

On November 29, 2005, Bullion River Gold raised $175,000 in cash from the $0.50 unit offering, Reg D, and issued an aggregate 350,000 restricted units to 2 subscribers.

On December 16, 2005, Bullion River Gold raised $1,120,000 in cash from the $0.50 unit offering, Reg S, and issued and aggregate 2,240,000 restricted units to 6 subscribers.

On December 16, 2005, Bullion River Gold raised $270,000 in cash from the $0.50 unit offering, Reg D, and issued and aggregate 540,000 restricted units to 5 subscribers.

NOTE 6 - STOCK OPTIONS AND WARRANTS

At December 31, 2005 the Company had the following warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiry Date
15-Apr-04	850,000	$1.50	15-Apr-07
30-Apr-04	125,000	$1.50	30-Apr-07
20-Jul-04	50,000	$1.50	20-Jul-07
29-Sep-04	1,293,335	$1.00	29-Sep-07
16-Nov-04	299,000	$1.00	16-Nov-07
10-Dec-04	185,333	$1.00	10-Dec-07
16-Dec-04	63,467	$1.00	16-Dec-07
30-Dec-04	501,333	$1.00	30-Dec-07
5-Jan-05	25,000	$1.00	5-Jan-08
2-Feb-05	290,000	$1.00	2-Feb-08
16-Feb-05	50,000	$1.00	16-Feb-08
22-Mar-05	481,000	$1.00	22-Mar-08
14-Apr-05	155,280	$1.00	14-Apr-08
29-Apr-05	1,804,273	$1.00	29-Apr-08
2-May-05	1,437,236	$1.00	2-May-08
5-May-05	466,668	$1.00	5-May-08
18-Oct-05	1,984,000	$0.75	18-Oct-08
20-Oct-05	510,400	$0.75	20-Oct-07
28-Nov-05	1,366,500	$0.75	28-Nov-07
16-Dec-05	3,042,400	$0.75	16-Dec-07

Total	14,980,225

A summary of the status of the Company’s stock warrants as of December 31, 2005 and 2004 and changes during the year is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2003	-	$-
Granted through equity financing.	3,367,468	$1.20

Outstanding, December 31, 2004	3,367,468	$1.20
Granted through equity financing.	11,612,757	$0.87

Outstanding, December 31, 2005	14,980,225	$0.96

NOTE 7 - MINERAL PROPERTY OPTIONS

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

On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase the Washington Niagara property from the Washington-Niagara Partnership (“WN Partnership”). Under the terms of this agreement, the Company (1) has been granted the exclusive right to explore the Washington Niagara Property until September 30, 2005 (2) paid $15,000 in outstanding county taxes (3) is required to pay option payments of $50,000 on each of June 1 and August 1, 2005 (4) pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million (5) can exercise its option to purchase the property any time up to October 1, 2005. If French Gulch exercises its option to purchase, it is required to make bimonthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bimonthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments made total $1,500,000.

French Gulch has rights to explore in accordance with practices customary in the industry but not to mine the Property until the option is exercised. Upon exercise of the option French Gulch will have all rights incident to ownership of real property allowed by law, including the right to develop and mine the property.

The Company has staked an additional 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. We have named these newly staked claims, along with the Washington -Niagara property, the “French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch and are not subject to the agreement with the WN Partnership.

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

At December 31, 2005, the Company had made all payments and complied with all of the terms of the option related to the Washington Niagara agreement.

North Fork Mining Corp.

On February 23, 2004, Bullion River Gold's wholly owned subsidiary North Fork Mining Corp. ("North Fork") was assigned three options to acquire a 100% undivided right, title and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The options were assigned from a company controlled by the president of Bullion River Gold for an assignment fee of $129,115. As additional consideration for the assignment of the option agreements, North Fork granted to a company controlled by the president, a net smelter royalty of 1.5% on the 42 unpatented mineral claims.

On February 18, 2004, all required payments under the original (3) option agreements dated July 1, 2002, July 3, 2002 and March 3, 2003 had been made and the owners of the mineral claims consented to the assignment of the option agreements to North Fork.

•
The required payments under the July 1 and July 3, 2002 option agreements were; $10,000 per agreement on the original signing dates of July 1 and 3, 2002 and $150 per month for each agreement for the year ending July 3, 2003 and $250 per month for each agreement for the period ended February 23, 2004.

•	The March 3, 2003 agreement required $10,000 to be paid upon signing of a final agreement.

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

At December 31, 2005, the Company was in compliance with all of the terms of the option agreement.

Antone Canyon Property

On January 9, 2004, Bullion River Gold's wholly owned subsidiary Antone Canyon Mining Corp. ("Antone") was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion River Gold for an assignment fee of $146,142.

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

At December 31, 2005 all required option payments have been paid and the Company has complied with all of the terms of the option agreement.

Corcoran Canyon Mining Corp.

On February 18, 2004, Bullion River Gold's wholly owned subsidiary Corcoran Canyon Mining Corp. ("Corcoran") was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion River Gold for an assignment fee of $43,596. In addition, a company controlled by the president of Bullion River Gold has agreed to transfer all of its right, title and interest in 89 contiguous, recently staked, unpatented mineral claims to Corcoran.

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

At December 31, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made all of the required minimum exploration expenditures for the year ending February 28, 2005. A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

Cimarron Mining Corp.

On February 19, 2004, Bullion River Gold's wholly owned subsidiary Cimarron Mining Corp. ("Cimarron") was assigned an option to acquire a 100% undivided interest in 24 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion River Gold for an assignment fee of $13,468.

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

At December 31, 2005, the Company was not in compliance with all of the terms of the option agreement because it had not made the required minimum exploration expenditures for the year ending August 22, 2005. A verbal agreement has been made with the owner to continue exploration in 2006, which will bring the overall agreement into compliance.

Wenban Spring Mining Corp.

On February 20, 2004, Bullion River Gold 's wholly owned subsidiary Thomas Creek Mining Corp. ("Thomas Creek") was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion River Gold for an assignment fee of $53,740.

During the year ended December 31, 2004 the Company terminated their option on the Thomas Creek property and acquired a 100% interest in the Wenban property by staking claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada. On September 28, 2004 the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

As of December 31, 2005, the Company has paid claim maintenance fees to the BLM on 20 claims. Re-staking on the remaining 218 claims was completed on December 8, 2005. The Company filed and made payment in full to the BLM for all fees in the first quarter of 2006.

Painted Hills Claims

During 2004 the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

As of December 31, 2005, the Company has paid claim maintenance fees to the BLM on 10 claims. We expect to pay the fees on the remaining 31 claims as soon as possible.

Note 8 - Contractual Obligations/Commitments

Bullion River Gold’s contractual obligations payable for the years ended December 31 are:

Bullion River Gold Corp.
Commitment Schedule
For year ending December 31:

Option Payments	2006	2007	2008	2009	2010	2011	2012	2013
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000
Corcoran Canyon	60,843	-	-	-	-	-	-	-
Cimarron	94,556	-	-	-	-	-	-	-
North Fork	72,000	120,000	-	-	-	-	-	-
French Gulch	302,500	302,500	302,500	303,500	303,500	303,500	304,500	304,500
Wenban Spring	-	150,000	-	-	-	-	-	-
Mission Mine	100,000	-	-	-	-	-	-	-
	$669,899	$612,500	$342,500	$343,500	$343,500	$343,500	$344,500	$344,500

Lease Obligations	2006	2007	2008	2009	2010	2011	2012	2013
Corporate Office Lease	$78,402	$94,260	$97,088	$100,000	$-	$-	$-	$-
North Fork Office / Housing	12,298	12,667	-	-	-	-	-	-
Equipment	164,051	164,051	145,905	-	-	-	-	-
	$254,751	$270,978	$242,992	$100,000	$-	$-	$-	$-

Other Obligations	2006	2007	2008	2009	2010	2011	2012	2013
Loan Obligations	$13,453	$-	$-	$-	$-	$-	$-	$-
Consulting Obligations	89,990	998	-	-	-	-	-	-
	$103,443	$998	$-	$-	$-	$-	$-	$-

Total Commitments	$1,028,093	$884,476	$585,492	$443,500	$343,500	$343,500	$344,500	$344,500

Includes new obligations after December 31, 2005.

Lease Commitments

On April 12, 2005, the Company entered into a lease agreement for a copier/printer for a 48-month term to April 30, 2009. Payment under this agreement is $221 per month.

On April 19, 2005, the Company entered into a rental agreement for office/housing space for the North Fork property. Payments under this agreement will be $1,025 per month for 2006.

On October 3, 2005, the Company entered into a third party agreement to lease (2) Caterpillar IT28G loaders for a period of 36 months in the amount of $5,736 per month. These will be used at French Gulch and North Fork.

On December 21, 2005, the Company entered into a third party agreement to lease (1) Skid Loader for the North Fork property. The term is 36 months ending December 2008 with a monthly payment of $938.

On January 19, 2006, Bullion River Gold Corp entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of Bullion River’s Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. For each property option, Bullion River will pay to Senator $10,000.00 in cash and 125,000 restricted shares of Bullion River. Bullion River is obliged to spend $150,000.00 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000.00, Bullion River can increase its ownership to 76%.  After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10 % ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

On February 14, 2006, the Company entered into an agreement to lease office space commencing on April 1, 2006 and ending on March 31, 2009. This agreement was sought out to accommodate the growing support needs of the company and to reduce the rental cost per square foot. Payments under this agreement:

•	$6,000 per month from April 1 to June 30, 2006
•	$7,855 per month from July 1, 2006 to March 31, 2007
•	$8,091 per month from April 1, 2007 to March 31, 2008
•	$8,333 per month from April 1, 2008 to March 31, 2009

On February 15, 2006, the Company entered into a third agreement to lease an Elphinstone R-1300 loader for a period of 36 months in the amount of $6,776 per month. This equipment will be used at French Gulch.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company shall make the following payments to TKM Corp.

1.	Non-refundable $10,000 payment on February 18, 2006 to enter into agreement.
2.	$40,000 payment on February 24, 2006 for the right to explore the property through August 31, 2006.
3.	$50,000 payment on September 1, 2006 for the right to explore the property from September 1, 2006 until September 1, 2009.

TKM grants Bullion River Gold the exclusive right and option to purchase the property as follows:

1.	Option executed up until August 31, 2007 - $1.5 million.
2.	Option executed from September 1, 2007 to August 31, 2008 - $2.0 million.
3.	Option executed from September 1, 2008 to August 31, 2009 - $2.5 million.
4.	In addition to the dollar amount defined above, the purchase price shall include a 2 ½% Net Smelter Return Royalty for the first three years of production from property.

On March 1, 2006, the Company entered into an agreement with a third party to provide regular monthly Information Technology support to maintain system and data integrity. This is a 12-month agreement with payments of $499 per month. This will reduce hourly service rates.

Consulting Agreements

On August 25, 2005, the Company entered into a third party personal services agreement for investor communications and financial consulting for a 12-month term. Terms of this agreement include a fee of $5,000 per month, 75,000 shares of common stock on contract signing, plus an additional 225,000 shares after 3 months. This agreement was terminated on December 2, 2005. Per the termination agreement, Bullion River Gold will issue the first 75,000 shares and pay a final severance fee of $6,300 in January 2006.

On September 22, 2005, the Company entered into a third party investor relations service agreement to present Bullion River Gold in Germany and other European countries for disseminating investor relations information and creating awareness of Bullion River Gold in the European financial community. This contract began October 1, 2005 and will continue for 12 months. Payments under this agreement are EUR1000 per month. This contract was terminated on December 20, 2005.

On October 3, 2005, the Company entered into a third party agreement for a period of 12 months to provide investor relations consulting from November 1, 2005 until October 31, 2006. Payment under this agreement is $3,000 per month and may be terminated at any time after 6 months.

On December 8, 2005, the Company entered into a third party agreement for investor relations services to present Bullion River Gold in Germany and other European countries for disseminating investor relations information and creating awareness of Bullion River Gold in Switzerland and other German-speaking areas of Europe. This contract is for 12 months and will continue from December 8, 2005 until December 7, 2006. Payments under this agreement are $5,000 per month, paid quarterly.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the first quarter the Company paid $75,000 in professional fees to a company controlled by a director of the Company.

During the month of June, the Company borrowed $15,000 from Kristi Kuhn, the spouse of the Company president. The Company paid the debt off in November. (See above section related to Loans Payable.)

During the year, the Company borrowed a total of $760,000 from Centennial Development Co. At 12/31/05 the Company is indebted to Centennial Development Co. in the amount of $13,453. This company is controlled by Peter M. Kuhn, president of Bullion River. (See above section related to Loans Payable.)

NOTE 10 - FOREIGN EXCHANGE ADJUSTMENTS

At December 31, 2005, the company was carrying a debit balance $1,367 in Stockholder’s Equity for Foreign Exchange Adjustments. Most of this was related to the balance as of December 31, 2004 carried forward. Up until April 2005, much of the Company’s accounts payable were paid from the Canadian bank account via the Company’s third party accounting firm, which resulted in foreign exchange adjustments. Now that the Company is paying all accounts payable from their U.S. offices in Reno and the vast majority of their accounts are U.S. based, management no longer deemed it was necessary to carry forward foreign exchange adjustments for the small balance. Accordingly, the Equity balance was credited and a one time expense of $1,367 was taken to miscellaneous expense.

NOTE 11 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004.

	2005	2004

Deferred tax assets:
NOL Carryover	$2,824,086	$984,425
Deferred tax liabilities:
Depreciation	(287,885)	(53,337)
Valuation allowance	(2,536,201)	(931,088)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004

Book loss	$(2,107,146)	$(1,156,425)
Accrual Adjustment	-	776
Exploration
Capitalization	465,705	282,103
M&E	13,000
Reclamation	32,860
Other	(9,532)	-
Amortization		(25,488)
Valuation allowance	1,605,113	899,034

Net tax provision	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately

$7,000,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of December 31, 2005, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

The Company’s ability to implement its business plan and exploration program in the near term is dependent upon its ability to secure financing through debt, private loans, private placement of funds, and revenue derived from bulk sampling. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders or that bulk sampling of ore will be successful.

The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from commercial production, and control exploration costs. There is no assurance that the Company will be able to find projects meeting their specifications for mineralization or that the projects will have large tonnage potential or that the Company will commence commercial production should they find projects meeting their specification. Based upon current plans, the Company expects to incur operating losses in future periods. The financial statements do not include any adjustments that might result from the outcome of any the above uncertainties. These factors raise doubt about the Company’s ability to continue as a going concern.

From January 1-23, 2006, the company raised an additional $3.493 million as part of the October 2005 private offering. It is estimated that these additional funds will be adequate to complete the bulk sample phase at French Gulch and maintain additional corporate support through May 2006.

NOTE 13 - SUBSEQUENT EVENTS

On January 3, 2006, the Company issued 400,000 restricted units at $0.50 per unit under Reg D for cash of $200,000 to one subscriber as part of the October 2005 offering. These units are being registered in the SB2 filed on January 24, 2006.

On January 3, 2006, the Company issued 50,000 restricted units at $0.50 per unit under Reg S for cash of $25,000 to one subscriber as part of the October 2005 offering. These units are being registered in the SB2 filed on January 24, 2006.

On January 6, 2006, the Company signed an investor communication services contract with a 3rd party for investor communication services in Europe that started in January 2006 and will end December 2007. Per terms of the contract, the Company will issue 200,000 restricted units at $0.50 per unit under Reg S within 4 months of the contract date.

On January 18, 2006, the Company issued 50,000 restricted units at $0.50 per unit under Reg S for cash of $25,000 to one subscriber as part of the October 2005 offering. These units are being registered in the SB2 filed on January 24, 2006.

On January 19, 2006, the Company issued 50,000 restricted units at $0.50 per unit under Reg S for cash of $25,000 to one subscriber as part of the October 2005 offering. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 6,434,000 restricted units at $0.50 per unit under Reg S for cash of $3,217,000 to 21 subscribers as part of the October 2005 offering. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 210,000 restricted units at $0.50 per unit under Reg D for cash of $105,000 to one subscriber as part of the October 2005 offering. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 115,000 restricted units at $0.50 per unit under Reg S for investor communication services related to a 3rd party contract. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 135,000 restricted units at $0.50 per unit under Reg S for investor communication services to related to a 3rd party contract. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 75,000 restricted units at $0.50 per unit under Reg D for investor communication services related to the terms of a contract termination. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 1,883,960 units of common shares as part of an anti-dilution clause in the Reg D securities purchase agreement and 193,834 units of common shares as part of an oral agreement with certain Reg S securities purchasers from a prior private offering. In the prior offering, common shares were sold for $0.75 per share. The current private offering is at $0.50 per share, so the prior offering’s quantity of shares issued was adjusted to reflect the reduced price. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 3,986,689 warrants to purchase common shares as part of an anti-dilution clause in the Reg D securities purchase agreements from a prior private offering. In the prior offering common share equivalents (warrants) were sold for $1.00 per share. The current private offering of a common share is at $0.50 per share, so the prior offering’s warrants were adjusted to reflect the reduced price. These units are being registered in the SB2 filed on January 24, 2006.

On January 23, 2006, the Company issued 129,222 warrants to purchase common shares as part of an oral agreement with certain Reg S securities purchase agreements related to anti-dilution adjustments from a prior private offering. In the prior offering, warrants had an exercise price of $1.00 per share. The current private offering for the warrant exercise price is $0.75 per share, so the prior offering’s warrants were adjusted to reflect the reduced price. These units are being registered in the SB2 filed on January 24, 2006.

On January 24, 2006, the Company filed an SB2 to register 13,472,000 common shares purchased in the private offering from about October 14, 2005 through January 23, 2006, 325,000 common shares issued to service providers, and 2,077,794 common shares per anti-dilution agreements with a prior private offering. 15,874,794 total common shares are to be registered in this SB2.

On January 19, 2006, Bullion River Gold Corp entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of Bullion River’s Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. For each property option, Bullion River will pay to Senator $10,000.00 in cash and 125,000 restricted shares of Bullion River. Bullion River is obliged to spend $150,000.00 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000.00, Bullion River can increase its ownership to 76%. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator)or get diluted accordingly. Once a partner has less than 10 % ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

On February 14, 2006, the Company entered into an agreement to lease office space commencing on April 1, 2006 and ending on March 31, 2009. This agreement was sought out to accommodate the growing support needs of the company and to reduce the rental cost per square foot. Payments under this agreement:

•	$6,000 per month from April 1 to June 30, 2006
•	$7,855 per month from July 1, 2006 to March 31, 2007
•	$8,091 per month from April 1, 2007 to March 31, 2008
•	$8,333 per month from April 1, 2008 to March 31, 2009

On February 15, 2006, the Company entered into a third agreement to lease an Elphinstone R-1300 loader for a period of 36 months in the amount of $6,776 per month. This equipment will be used at French Gulch.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company shall make the following payments to TKM Corp.

1.	Non-refundable $10,000 payment on February 18, 2006 to enter into agreement.
2.	$40,000 payment on February 24, 2006 for the right to explore the property through August 31, 2006.
3.	$50,000 payment on September 1, 2006 for the right to explore the property from September 1, 2006 until September 1, 2009.

TKM grants Bullion River Gold the exclusive right and option to purchase the property as follows:

1.	Option executed up until August 31, 2007 - $1.5 million.
2.	Option executed from September 1, 2007 to August 31, 2008 - $2.0 million.
3.	Option executed from September 1, 2008 to August 31, 2009 - $2.5 million.
4.	In addition to the dollar amount defined above, the purchase price shall include a 2 ½% Net Smelter Return Royalty for the first three years of production from property.

On March 1, 2006, the Company entered into an agreement with a third party to provide regular monthly Information Technology support to maintain system and data integrity. This is a 12-month agreement with payments of $499 per month. This will reduce hourly service rates.

On March 13, 2006, the Company entered an option agreement with a third party to purchase 102 acres of land in French Gulch, California for the purpose of employee housing, warehousing, and mine administrative offices. The option period was from March 13, 2006 through July 12, 2006. Purchase deposit was $5,000. The Company was to use the option period to determine whether the land could be approved for all required permits for zoning, sewer, water, power, etc.  Subsequently, the zoning could not be changed for commercial purposes and the contract was cancelled. The Company has forfeited 50% ($2,500) of the purchase deposit.