Form 10QSB
period 2006-03-31
BULLION RIVER GOLD CORP
filed 2006-05-15
CIK 1168458

FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 333-85414

BULLION RIVER GOLD CORP.
(Name of Small Business Issuer in its Charter)

NEVADA	98-0377992
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3500 Lakeside Court, Suite 200
Reno, Nevada 89509
(Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code: (775)324-4881

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]   No [   ]                             (2) Yes [X] No [   ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Not applicable.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: March 31, 2006 - 48,853,875

Transitional small business disclosure format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

	March 31	December 31
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$701,091	$124,788
Prepaids & Other Current	341,647	394,396
Inventory	88,911	66,404
Total Current Assets	1,131,649	585,588

Fixed Assets:
Fixed Assets	1,524,864	586,825
Less Accumulated Depreciation	(165,615)	(102,676)
Total Fixed Assets	1,359,249	484,149

Other Assets:
Deposits	317,602	440,176
Total Other	317,602	440,176

Total Assets	$2,808,500	$1,509,913

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accruals	$455,902	$309,640
Other Current Liabilities	16,038	170,758
Loans From Related Parties	-	13,453
Current Portion of Capital Lease Obligations	120,370	63,216
Total Current Liabilities	592,310	557,067

Long Term Liabilities:
Long Term Capital Lease Obligations	241,031	128,281
Long Term Reclamation Obligations	104,571	103,041
Total Long Term Liabilities	345,602	231,322

Total Liabilities	937,912	788,389

Shareholder's Equity:
Share Capital
Authorized 200,000,000 common shares, $0.001 par value.
Issued and outstanding 48,853,875 and 39,243,581 common shares.
Common Shares	48,854	39,244
Additional paid in Capital	12,308,777	8,825,579
Shares Subscribed	270,000	387,500
Deficit accumulated during the exploration stage	(10,757,043)	(8,530,799)
Total Shareholder's Equity	1,870,588	721,524

Total Liabilities & Shareholders' Equity	$2,808,500	$1,509,913

The accompanying notes are an integral part of these financial statements.

Bullion River Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31		From Inception June 29, 2001 to March 31,
	2006	2005	2005
Revenue:	$-	$-	$-

Expense:
Exploration	1,482,324	1,051,604	6,660,260
Mill Operations	32,761	-	32,761
Salaries & Wages	169,916	139,065	773,108
Payroll Burden	50,541	23,388	149,940
Employee Related	30,961	1,318	62,812
Professional Fees	145,953	229,650	1,104,952
Consulting	8,182	58,770	365,150
Office	18,560	20,937	112,528
Travel Related	61,176	66,443	358,511
Licenses & Fees	753	623	44,073
Investor Communications	116,767	75,085	660,030
Insurance	13,434	21,744	94,624
Rent	13,026	12,922	84,760
Utilities	12,372	3,327	54,257
Bank Charges	1,476	2,552	18,646
Miscellaneous	1,598	-	(27,921)
Forgiveness of Debt	-	-	(32,215)
Accretion	1,529	-	3,570
Depreciation	63,611	11,521	166,287
Total Operating Expense	2,224,940	1,718,949	10,686,133

Other:
Non-Operating Income	(10,014)	-	(68,948)
Interest Expense	10,129	-	81,718
Non-Operating Expense	1,189	-	58,140
Total Other	1,304	-	70,910

NET LOSS FOR PERIOD	$(2,226,244)	$(1,718,949)	$(10,757,043)

BASIC AND DILUTED
LOSS PER SHARE	$(0.05)	$(0.06)

WEIGHTED AVERAGE SHARES
OUTSTANDING	45,502,911	29,083,760

The accompanying notes are an integral part of these financial statements.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Cash Flow Statements
(Unaudited)

	Three Months Ended March 31		From Inception, June 29, 2001 to
	2006	2005	March 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss for the Period	$(2,226,244)	$(1,718,948)	$(10,757,043)

Adjustment to Reconcile net loss to net cash
used in operating activities:
Depreciation Expense	63,611	11,521	166,287
Accretion Expense	1,529	-	3,570
Share issue costs		(59,615)	-
Gain on Extinguishment of Debt	-	-	(32,215)
Loss on disposal of assets	1,189	-	1,189
Common Stock issued for services and related expense	125,000	-	253,650

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaids	52,749	(10,046)	(341,646)
(Increase) Decrease in Accounts Receivable	-	(5,400)	-
(Increase) Decrease in Inventory	(22,507)	-	(88,911)
(Increase) Decrease in Deposits	122,574	-	(317,602)
Increase (Decrease) in Accounts Payable/Accrued	146,262	27,414	469,238
Increase (Decrease) in Other current liabilities	(154,720)	-	(82,770)
Increase (Decrease) in Reclamation Obligation	-	-	101,000

NET CASH USED IN OPERATING ACTIVITIES	(1,890,557)	(1,755,074)	(10,625,253)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(769,995)	(55,467)	(1,165,325)

NET CASH USED IN INVESTING ACTIVITIES	(769,995)	(55,467)	(1,165,325)

NET CASH USED IN FINANCING ACTIVITIES
Advance payable	-	-	118,880
Loans from related parties	(13,453)	-	-
Loan payable	-	400,000	170,000
Cash proceeds from sale of common shares	3,957,116	3,024,985	13,035,677
Cash proceeds from shares subscribed	(242,500)	-	145,000
Offering Costs	(464,308)	-	(977,888)

NET CASH RECEIVED FROM FINANCING ACTIVITIES	3,236,855	3,424,985	12,491,669

Effect of exchange rate changes on cash	-	(91)	-

INCREASE IN CASH	576,303	1,614,353	701,091

CASH, BEGINNING OF THE PERIOD (January 1)	124,788	273,331	-

CASH, END OF PERIOD	$701,091	$1,887,684	$701,091

The accompanying notes are an integral part of these financial statements.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to March 31, 2006

	Common Stock Issued			Common Shares Subscribed		Deficit Accumulated	Accumulated Other Compre-
	Number		Additional	Number		During the	hensive
	of Shares	Amount	Paid in Capital	of Shares	Amount	Development Stage	Income (Loss)	Total
Balance, June 29, 2001	-	$-	$-	-	$-	-	$-	$-
Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	-	-	-	$1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	-	-	$14,000
Net loss, for the twelve month
period ended, December 31, 2001	-	-	-	-	-	(1,000)	-	$(1,000)
Balance, December 31, 2001	2,400,000	2,400	12,600	-	-	(1,000)	-	$14,000
Issuance of common shares for
cash, November 26 to December 16, 2002	208,500	208	20,642	-	-	-	-	$20,850
Net loss, for the twelve month
period ended, December 31, 2002	-	-	-	-	-	(43,348)	-	$(43,348)
Balance, December 31, 2002	2,608,500	2,608	33,242	-	-	(44,348)	-	$(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	-	-	$9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	-	-	$8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	-	-	$11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	-	-	$10,650
Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-	-	$-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-	-	$-
Net loss, for the twelve month
period ended, December 31, 2003	-	-	-	-	-	(101,215)	-	$(101,215)
Balance, December 31, 2003	10,000,000	10,000	65,000	-	-	(145,563)	-	$(70,563)
Issuance of one and one half for
one common stock dividend, January 13, 2004	15,000,003	15,000	(15,000)	-	-	-	-	$-
Issuance of common shares for
finders fee, March 18, 2004	25,000	25	28,725	-	-	-	-	$28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	30	34,470	-	-	-	-	$34,500
Issuance of common shares for
property option payment, March 18, 2004	30,000	30	34,470	-	-	-	-	$34,500
Common stock subscribed January 19, 2004	-	-	-	125,000	125,000	-	-	$125,000
Common stock subscribed March 25, 2004	-	-	-	850,000	850,000	-	-	$850,000

The accompanying notes are an integral part of these financial statements.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to March 31, 2006
(continued)

	Common Stock Issued			Common Shares Subscribed		Deficit Accumulated	Accumulated Other Compre-
	Number		Additional	Number		During the	hensive
	of Shares	Amount	Paid in Capital	of Shares	Amount	Development Stage	Income (Loss)	Total
Issuance of 850,000 units for cash,
Reg S, April 15, 2004	850,000	850	849,150	(850,000)	(850,000)	-	-	$-
Issuance of 125,000 units for cash,								$-
Reg S, April 30, 2004	125,000	125	124,875	(125,000)	(125,000)	-	-	$-
Issuance of common shares for								$-
consulting fees, July 20, 2004	30,000	30	30,870	-	-	-	-	$30,900
Issuance of 50,000 units for cash,								$-
Reg S, July 20, 2004	50,000	50	49,950	-	-	-	-	$50,000
Issuance of 200,000 units for debt,								$-
Reg S, September 16, 2004	200,000	200	199,800	-	-	-	-	$200,000
Issuance of 93,334 units for debt,								$-
Reg S, September 29, 2004	93,334	94	69,906	-	-	-	-	$70,000
Issuance of 1,000,001 units for cash,								$-
Reg S, September 29, 2004	1,000,001	1,000	749,000	-	-	-	-	$750,000
Issuance of 299,000 units for cash,								$-
Reg S, November 16, 2004	299,000	299	223,951	-	-	-	-	$224,250
Issuance of 183,333 units for cash,								$-
Reg D, December 9, 2004	183,333	183	135,817	-	-	-	-	$136,000
Issuance of 2,000 shares for finders								$-
fees, Reg D, December 9, 2004	2,000	2	1,498	-	-	-	-	$1,500
Issuance of 501,333 units for cash,								$-
Rule 144, December 29, 2004	501,333	501	317,384	-	-	-	-	$317,885
Issuance of 25,000 units for cash,								$-
Reg S, December 22, 2004	25,000	25	18,725	-	-	-	-	$18,750
Net loss, for the twelve month
period ended, December 31, 2004	-	-	-	-	-	(2,965,185)	-	$(2,965,185)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,186)	$(1,186)
Issuance of 50,000 units for cash,
Reg S, July 20, 2004	50,000	50	49,950	-	-	-	-	$50,000
Issuance of 200,000 units for debt,
Reg S, September 16, 2004	200,000	200	199,800	-	-	-	-	$200,000
Issuance of 93,334 units for debt,
Reg S, September 29, 2004	93,334	94	69,906	-	-	-	-	$70,000
Issuance of 1,000,001 units for cash,
Reg S, September 29, 2004	1,000,001	1,000	749,000	-	-	-	-	$750,000
Issuance of 299,000 units for cash,
Reg S, November 16, 2004	299,000	299	223,951	-	-	-	-	$224,250
Issuance of 183,333 units for cash,
Reg D, December 9, 2004	183,333	183	135,817	-	-	-	-	$136,000
Issuance of 2,000 shares for finders
fees, Reg D, December 9, 2004	2,000	2	1,498	-	-	-	-	$1,500
Issuance of 501,333 units for cash,
Rule 144, December 29, 2004	501,333	501	317,384	-	-	-	-	$317,885
Issuance of 25,000 units for cash,
Reg S, December 22, 2004	25,000	25	18,725	-	-	-	-	$18,750
Net loss, for the twelve month
period ended, December 31, 2004	-	-	-	-	-	(2,965,185)	-	$(2,965,185)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,186)	$(1,186)

The accompanying notes are an integral part of these financial statements.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to March 31, 2006
(continued)

	Common Stock Issued			Common Shares Subscribed		Deficit Accumulated	Accumulated Other Compre-
	Number		Additional	Number		During the	hensive
	of Shares	Amount	Paid in Capital	of Shares	Amount	Development Stage	Income (Loss)	Total
Balance, December 31, 2004	28,444,004	28,444	2,918,591	-	-	(3,110,748)	(1,186)	$(164,899)
Issuance of 290,000 units for cash
Reg D, Feb 2, 2005	290,000	290	217,210	-	-	-	-	$217,500
Issuance of 50,000 units for cash								$-
Reg S, February 16, 2005	50,000	50	37,450	-	-	-	-	$37,500
Issuance of 481,000 units for cash								$-
Reg S, March 22, 2005	481,000	481	360,269	-	-	-	-	$360,750
3,390,599 Units Subscribed during
February and March 2005	-	-	-	3,390,599	2,542,951	-	-	$2,542,951
Share issue costs incurred during
February and March 2005	-	-	(193,330)	-	-	-	-	$(193,330)
Common stock issued April 29, 2005	1,796,673	1,797	1,345,704	(1,796,673)	(1,347,501)	-	-	$-
Common stock issued May 2, 2005	1,437,236	1,437	1,076,488	(1,437,236)	(1,077,925)	-	-	$-
Common stock issued May 5, 2005	466,668	467	349,533	(156,690)	(117,525)	-	-	$232,475
Share Issue costs incurred during Q2			(7,600)					$(7,600)
Common stock issued October 18, 2005 for Cash	1,790,000	1,790	893,210	-	-	-	-	$895,000
Common stock issued October 20, 2005 for Cash	464,000	464	231,536	-	-	-	-	$232,000
Common stock subscribed October 31, 2005 for services rendered	-	-	-	75,000	37,500	-	-	$37,500
Common stock issued November 28, 2005 for Cash	1,244,000	1,244	620,756	-	-	-	-	$622,000
Common stock issued December 16, 2005 for Cash	2,780,000	2,780	1,387,220	-	-	-	-	$1,390,000
Common stock subscribed December 16, 2005 for Cash	-	-	-	400,000	200,000	-	-	$200,000
Common stock subscribed December 29, 2005 for Cash	-	-	-	50,000	25,000	-	-	$25,000
Common stock subscribed December 31, 2005 for services rendered	-	-	-	250,000	125,000	-	-	$125,000
Share Issue costs incurred during Q4	-	-	(411,458)	-	-	-	-	$(411,458)
Foreign currency translation adjustments							1,186	$1,186

Net Loss for the twelve month period ended, December 31, 2005						(5,420,051)		$(5,420,051)

The accompanying notes are an integral part of these financial statements.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to March 31, 2006
(continued)

	Common Stock Issued			Common Shares Subscribed		Deficit Accumulated	Accumulated Other Compre-
	Number		Additional	Number		During the	hensive
	of Shares	Amount	Paid in Capital	of Shares	Amount	Development Stage	Income (Loss)	Total
Balance December 31, 2005	39,243,581	39,244	8,825,579	775,000	387,500	(8,530,799)	-	$721,524
Common stock issued January 3, 2006 for cash (Unaudited)	450,000	450	224,550	-	-	-	-	$225,000
Common stock issued January 18, 2006 for cash (Unaudited)	50,000	50	24,950	-	-	-	-	$25,000
Common stock issued January 19, 2006 for cash (Unaudited)	50,000	50	24,950	-	-	-	-	$25,000
Common stock subscribed in January in exchange for property purchase option (Unaudited)	-	-	-	250,000	125,000	-	-	$125,000
Common stock issued January 23, 2006 for cash (Unaudited)	6,644,000	6,644	3,315,356	(775,000)	(387,500)	-	-	$2,934,500
Common stock issued January 23, 2006 for services rendered	325,000	325	162,175	-	-	-	-	$162,500
Common stock issued January 23, 2006 related to anti-dilution clauses in prior offerings (Unaudited)	2,091,294	2,091	(2,091)	-	-	-	-	$-
Common stock subscribed January 23, 2006 for cash (Unaudited)	-	-	-	90,000	45,000	-	-	$45,000
Common stock subscribed February 8, 2006 for cash (Unaudited)	-	-	-	100,000	50,000	-	-	$50,000
Common stock subscribed March 23, 2006 for cash (Unaudited)	-	-	-	100,000	50,000	-	-	$50,000
Share Issue costs incurred during Q1 (Unaudited)	-	-	(365,500)	-	-	-	-	$(365,500)
Warrants issued to satisfy finders' fee obligations (Unaudited)	-	-	98,808	-	-	-	-	$98,808
Net Loss for the three month period ended, March 31, 2006 (Unaudited)	-	-	-	-	-	(2,226,244)	-	$(2,226,244)
Balance March 31, 2006 (Unaudiated)	48,853,875	$48,854	$12,308,777	540,000	$270,000	$(10,757,043)	$-	$1,870,588

The accompanying notes are an integral part of these financial statements.

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS
Bullion River Gold Corporation (“Bullion River”, the “Company”) was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”. The company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when the business direction was changed to the exploration of gold and silver in the western United States.

The Company has six wholly owned subsidiaries all incorporated in the State of Nevada.

•
On December 9, 2003, five of the six current subsidiaries were incorporated and sold to Bullion River. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. The Company changed the name of Thomas Creek Mining Corp. to Wenban Spring Mining Corp. on September 28, 2004. In 2004 the Company acquired seven separate option agreements and staked and registered its 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

•	On September 30, 2004, the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated on September 30, 2004.

See “Management’s Discussion and Analysis” and “Plan of Operations” below for more information.

On January 20, 2004, the company changed its name to “Bullion River Gold Corp.” Bullion River has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of March 31, 2006, there were 48,853,875 common shares issued and outstanding.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the company’s audited financial statements for the year ended December 31, 2005 included in the company’s annual report on Form 10-KSB.

Certain balances in the 2006 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in the Company’s 2005 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2005 are summarized below:

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At March 31, 2006, the Company had no options outstanding. At March 31, 2006, the Company had 27,030,136 warrants outstanding.

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

FIXED ASSETS
Office furniture, equipment, telephone system, computer hardware, and computer software are stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for the fixed assets is estimated as follows with no salvage value:

Furniture	3-5 years
Equipment	2 to 7 years
Telephone System	5 years
Computer Hardware	3 years
Computer Software	2 years

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the quarter ended March 31, 2006.

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

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Because the Company had no options outstanding as of March 31, 2006 there is no charge attributable to the periods ended March 31, 2006 and March 31, 2005.

NOTE 3 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of March 31, 2006, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. The Company has been focusing on implementing its business plan and additional financing will be required by the Company to fund its exploration programs and to support operations. Management plans to fund its future operations through private placement offerings, private loans, and revenue derived from bulk sampling at French Gulch. Management plans to mitigate its losses by abandoning projects that do not meet management’s specification for mineralization or do not have large tonnage potential. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders. There is no assurance that the Company will be able to generate revenues in the future. There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have large tonnage potential. There is no assurance that the Company will commence commercial production should they find projects meeting their specification. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 - RECLAMATION ASSET AND OBLIGATION

The Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. At December 31, 2005, the Company recognized a reclamation obligation for the estimated reclamation costs related to the French Gulch and North Fork properties. The related costs have been expensed since none of the Company properties were in production or had proven or probable mineral reserves.

The accretion of the reclamation obligation has been recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion entries as March 31, 2006.

French Gulch

In connection with the new reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the new operating plan for the French Gulch property. At an accretion rate of 6%, the Company expensed $1,089 for the quarter ended March 31, 2006. The total reclamation obligation as of March 31, 2006 is $72,289.

North Fork

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 as of December 31, 2005 for the North Fork property. At an accretion rate of 6%, the Company expensed $441 for the quarter ended March 31, 2006. Total reclamation obligation as of March 31, 2006 is $32,282.

The following is a description of the changes to the Company's reclamation liability and expenses as of March 31, 2006:

Estimated Reclamation Expense as December 31, 2005 (Exploration)
French Gulch	$71,200
North Fork	$31,841
Reclamation Obligation subtotal before Accretion	$103,041

Reclamation Obligation		$(103,041)

March 2006 changes to Reclamation
French Gulch Accretion Expense	$1,089
North Fork Accretion Expense	$441
Increase to Reclamation Obligation		$(1,530)

Total Reclamation Obligation		$(104,571)

NOTE 5 - COMMON STOCK

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

On January 3, 2006, the Company issued 400,000 restricted units to one subscriber from shares subscribed on December 16, 2005 in the amount of $200,000 as part of the $0.50 unit offering.

On January 3, 2006, the Company issued 50,000 restricted units to one subscriber from shares subscribed on December 29, 2005 in the amount of $25,000 as part of the $0.50 unit offering.

On January 18, 2006, the Company raised $25,000 in cash from the $0.50 unit offering and issued 50,000 restricted units to one subscriber.

On January 19, 2006, the Company raised $25,000 in cash from the $0.50 unit offering and issued 50,000 restricted units to one subscriber.

On January 19, 2006, the Company entered into an option agreement with Senator Minerals (“Senator”), a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of Bullion River’s Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The Company paid $10,000 for each property option on January 20, 2006. Also, as part of this agreement, the Company will be issuing 125,000 shares of restricted common stock to Senator for each property option for a total of 250,000 shares.

On January 23, 2006, the Company raised $3,332,000 in cash from the $0.50 unit offering 6,644,000 restricted units to 23 subscribers.

On January 23, 2006, the Company issued 115,000 restricted units at $0.50 per unit under Reg S for investor communication services in Switzerland related to a 3rd party contract for a period of 12 months ending December 6, 2006. The value of these services is equal to $57,500, which will be expensed monthly in the amount of $4,792.

On January 23, 2006, the Company issued 135,000 restricted units at $0.50 per unit under Reg S for investor communication services related in Switzerland to a 3rd party contract for a period of 12 months ending December 6, 2006. The value of these services is equal to $67,500, which will be expensed monthly in the amount of $5,625.

On January 23, 2006, the Company issued 75,000 restricted units at $0.50 per unit under Reg D for investor communication services related to the terms of a 3rd party contract termination in December 2005.

On January 23, 2006, the Company issued 2,091,294 restricted units at $0.50 per unit under certain anti-dilution clauses from a prior private offering.

On January 23, 2006, the Company raised $45,000 for 90,000 shares subscribed at $0.50 per unit, but not issued.

On February 8, 2006, the Company raised $50,000 for 100,000 shares subscribed at $0.50 per unit, but not issued.

On March 23, 2006, the Company raised $50,000 for 100,000 shares subscribed at $0.50 per unit, but not issued.

The Company paid $365,500 in finder fees for monies raised during the 1st quarter 2006.

NOTE 6 - STOCK OPTIONS AND WARRANTS

At March 31, 2006, the Company had zero stock options outstanding. At March 31, 2006, the Company had the following warrants outstanding:

CONSOLIDATED WARRANTS OUTSTANDING
As of March 31, 2006

Warrant Date	Total Warrants	Expiry Date
15-Apr-04	850,000	15-Apr-07
30-Apr-04	125,000	30-Apr-07
20-Jul-04	50,000	20-Jul-07
29-Sep-04	1,293,335	29-Sep-07
16-Nov-04	368,333	16-Nov-07
10-Dec-04	368,666	10-Dec-07
16-Dec-04	126,934	16-Dec-07
30-Dec-04	1,002,666	30-Dec-07
5-Jan-05	25,000	5-Jan-08
2-Feb-05	490,000	2-Feb-08
16-Feb-05	50,000	16-Feb-08
22-Mar-05	481,000	22-Mar-08
14-Apr-05	310,560	14-Apr-08
29-Apr-05	3,417,613	29-Apr-08
2-May-05	2,309,393	2-May-08
5-May-05	933,336	5-May-08
18-Oct-05	1,790,000	18-Oct-07
20-Oct-05	464,000	20-Oct-07
28-Nov-05	1,244,000	28-Nov-07
16-Dec-05	2,780,000	16-Dec-07
3-Jan-06	450,000	3-Jan-08
18-Jan-06	50,000	18-Jan-08
19-Jan-06	50,000	19-Jan-08
23-Jan-06	8,000,300	23-Jan-08

Total	27,030,136

The Company was obligated under certain anti-dilution provisions set forth in the common stock purchase warrants issued in connection with a prior private offering to reduce the exercise price of the warrants issued in connection with that prior private offering and increase the number of warrant shares issuable to the purchasers accordingly:

•	The Company issued 3,986,689 warrants associated with Reg D subscriptions.
•	The Company issued 138,222 warrants associated with Reg S subscriptions.

A summary of the Company’s stock warrants as of March 31, 2006 and changes during the years of 2006, 2005, and 2004 are presented below:

	Original Shares	Shares	Anti-dilution Shares	Weighted Average Exercise Price
Outstanding, December 31, 2003	-	-	-	$-

Granted through equity financing.	3,367,468	817,466	4,184,934	$1.13
Outstanding, December 31, 2004	3,367,468	817,466	4,184,934	$1.13

Granted through equity financing.	11,612,757	2,682,145	14,294,902	$0.70
Outstanding, December 31, 2005	14,980,225	3,499,611	18,479,836	$0.83

Granted through equity financing.	8,550,300	-	8,550,300	$0.74
Outstanding, March 31, 2006	23,530,525	3,499,611	27,030,136	$0.80

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

French Gulch (Nevada) Mining Corp. (“French Gulch”)
On June 23, 2004, the Company entered into a letter agreement whereby they proposed to acquire a 100% interest in the Washington Niagara Mining Partnership (the "WN Partnership") by acquiring all of the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of 28 patented and 27 unpatented lode mining claims ("Washington Niagara Property").

During 2004, the Company paid a non-refundable deposit of $10,000, which allowed them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004.

On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase, whereby their exclusive right to explore the Washington Niagara Property was extended to September 30, 2005. Under the terms of this agreement, the Company is required to pay $15,000 in outstanding county taxes, option payments of $50,000 on each of June 1 and August 1, 2005, to pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million. The option to purchase can be exercised at any time up to October 1, 2005. If French Gulch exercises its option, it is required to make bimonthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bimonthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments total $1,500,000.

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

At March 31, 2006, the Company had made all payments and complied with all of the terms of the option related to the Washington Niagara agreement. The Company has made purchase payments to date totaling $300,000.

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

The original option agreements dated July 1 and 3, 2002, were for terms of 5 years. To keep these option agreements in good standing North Fork is required to make minimum royalty payments, per agreement, of $250 per month until July 3, 2004, $500 per month until July 3, 2005, $1,000 per month until July 3, 2006, the greater of $5,000 per month or a 5% NSR until July 3, 2007. North Fork is also required to make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option agreements. At the end of the five year term, after all of the royalty payments have been made, North Fork will have acquired a 100% undivided right, title and interest in 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under each agreement.

The March 3, 2003 option agreement for seven unpatented claims had no term. North Fork can acquire an undivided 100% interest in these claims by paying $10,000 once North Fork has successfully completed its stage 1 drilling and exploration program, and decides to continue with exploration and by paying the owner $70,000 once North Fork had successfully completed its stage 2 drilling and exploration program and decided to continue with exploration.

At March 31, 2006, the Company was in compliance with all of the terms of the option agreement.

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

At March 31, 2006, the Company had made all required option payments and complied with all of the terms of the option agreement.

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

The original option agreement is for a term of three years, expiring on February 28, 2006. In order to maintain the option in good standing Corcoran is required to spend; a minimum of $50,000 on exploration and development on or before each of February 28, 2005 and 2006, Corcoran must pay all annual claim and lease maintenance fees as required to keep the property in good standing and Corcoran must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

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

The option agreement expired on February 28, 2006. At this time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. As soon as the negotiation is finalized, the company will make the final payment of $160,000.

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

At March 31, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, agreed not extend the contract beyond its present term of August 22, 2006 since both parties were unable to come to an agreement with the holder of the remaining claims in the middle of the claim block.

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

As of March 31, 2006, the Company has made all claim maintenance fees to the BLM.

On January 19, 2006, the Company entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of the Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The terms of the agreement include: $10,000 in cash for each property, which was paid on January 20, 2006 and 125,000 restricted shares of Bullion River common stock for each property. The Company issued these shares in April 2006. Bullion River is obliged to spend $150,000.00 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000.00, Bullion River can increase its ownership to 76%. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10% ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

Painted Hills Claims
During 2004 the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

As of March 31, 2006, the Company has paid claim maintenance fees to the BLM on 10 of the 41 claims. We expect to do some minimal exploration in mid-2006 to determine the future on this property.

Mission Mine
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

In addition to the dollar amount defined above, the purchase price shall include a 2 ½% Net Smelter Royalty for the first three years of production from property.

As of March 31, 2006, the Company is in compliance with all terms of this agreement.

Below is a summary of the mining claims:

Schedule of Mining Claims by Subsidiary
As of March 31, 2006

Nevada	# of Claims
Antone Canyon	60
Cimarron Mining	24
Corcorran Canyon	130
Painted Hills	10
Wenban Spring	292
Total Nevada Claims	516

California	# of Claims
French Gulch	121
North Fork	42
Mission Mine	26
Total California Claims	189

Total Claims	705

Note 8 - Contractual Obligations

Bullion River’s contractual obligations payable for the years ended March 31 are:

Bullion River Gold Corp.
Commitment Schedule
For years ending March 31:

Option Payments	2007	2008	2009	2010	2011	2012	2013	2014	2015
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$-	$-	$-
Corcoran Canyon	160,000	-	-	-	-	-	-	-	-
Cimarron	94,556	-	-	-	-	-	-	-	-
North Fork	96,000	120,000	-	-	-	-	-	-	-
French Gulch	302,500	302,500	302,500	303,500	3,500	4,500	4,500	4,500	4,500
Wenban Spring	-	150,000	-	-	-	-	-	-	-
Mission Mine	50,000	-	-	-	-	-	-	-	-
	$743,056	$612,500	$342,500	$343,500	$43,500	$44,500	$4,500	$4,500	$4,500

Lease Obligations	2007	2008	2009	2010	2011	2012	2013	2014	2015
Corporate Office Lease	$88,695	$97,088	$100,000	$-	$-	$-	$-	$-	$-
North Fork Office / Housing	7,175	-	-	-	-	-	-	-	-
Equipment	164,051	164,051	112,331	-	-	-	-	-	-
	$259,921	$261,139	$212,331	$-	$-	$-	$-	$-	$-

Other Obligations	2007	2008	2009	2010	2011	2012	2013	2014	2015
Loan Obligations	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consulting Obligations	66,988	-	-	-	-	-	-	-	-
	$66,988	$-	$-	$-	$-	$-	$-	$-	$-

Total Commitments	$1,069,965	$873,639	$554,831	$343,500	$43,500	$44,500	$4,500	$4,500	$4,500

Including new obligations after March 31, 2006.

Lease Obligations

On April 12, 2005, the Company entered into a lease agreement for a copier/printer for a 48-month term ending April 30, 2009. Payment under this agreement is $221 per month.

On April 19, 2005, the Company entered into a rental agreement for office/housing space for the North Fork property whereby the Company is committed to pay $995 per month until April 30, 2006. The Company extended this lease for 6 months through October 2006 at the monthly rate of $1,030.

On October 3, 2005, the Company entered into a third party agreement to lease (2) Caterpillar IT28G loaders for a period of 36 months in the amount of $5,736 per month. This lease ends on October 3, 2008. One loader is located at French Gulch and the other is at North Fork.

On December 21, 2005, the Company entered into a third party agreement to lease (1) Skid Loader for the North Fork property. The term is 36 months ending December 2008 with a monthly payment of $938.

On February 14, 2006, the Company entered into a third party agreement to lease office space commencing on April 1, 2006 and ending on March 31, 2009. This agreement was sought out to accommodate the growing support needs of the company and to reduce the rental cost per square foot. Payments under this agreement are:

•	$6,000 per month from April 1 to June 30, 2006
•	$7,855 per month from July 1, 2006 to March 31, 2007
•	$8,091 per month from April 1, 2007 to March 31, 2008
•	$8,333 per month from April 1, 2008 to March 31, 2009

On February 15, 2006, the Company entered into a third party agreement to lease an Elphinstone R-1300 loader for a period of 36 months ending in February 2009 in the amount of $6,776 per month. This equipment will be used at French Gulch.

Consulting Agreements

On August 25, 2005, the Company entered into a third party personal services agreement for investor communications and financial consulting for a 12-month term. Terms of this agreement include a fee of $5,000 per month, 75,000 shares of common stock on contract signing, plus an additional 225,000 shares after 3 months. This agreement was terminated on December 2, 2005. Per the termination agreement, Bullion River Gold issued 75,000 shares and paid a final severance fee of $6,300 in January 2006.

On October 3, 2005, the Company entered into a third party agreement for a period of 12 months to provide investor relations consulting from November 1, 2005 until October 31, 2006. Payment under this agreement is $3,000 per month and may be terminated at any time after 6 months.

On December 8, 2005, the Company entered into a third party agreement for investor relations services to present Bullion River in Germany and other European countries for disseminating investor relations information and creating awareness of Bullion River in Switzerland and other German-speaking areas of Europe. This contract is for 12 months and will continue from December 8, 2005 until December 7, 2006. Payments under this agreement are $5,000 per month, paid quarterly.

On March 1, 2006, the Company entered into an agreement with a third party to provide regular monthly Information Technology support to maintain system and data integrity. This is a 12-month agreement with payments of $499 per month. This will reduce hourly service rates.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, there are no related party transactions.

As part of the option agreement between North Fork and a company controlled by the Bullion River president, North Fork granted a net smelter royalty of 1.5% on the 42 unpatented mineral claims to the company president. No transactions have resulted from this agreement.

NOTE 10 - SUBSEQUENT EVENTS

On April 28, the Company raised $1,000,000 in cash from the $0.50 per unit offering and issued 2,000,000 restricted units to one subscriber.

On May 2, the Company raised $133,334 in cash from the exercise of 266,667 warrants at $0.50 per unit from two subscribers.

On May 3, the Company raised $66,667 in cash from the exercise of 133,334 warrants at $0.50 per unit from one subscriber.

On May 4, the Company raised $20,000 in cash from 40,000 shares subscribed.

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Expenses for the quarter ending March 31, 2006 vs. March 31, 2005

Bullion River expenses totaled $2,226,244 for the three months ended March 31, 2006, an increase of $507,295 or 30% over the three months ended March 31, 2005.

The increase was primarily a result of exploration costs of $1,482,324 compared to $1,051,604 last year, an increase of $430,720, or 41%. Most of this is related to the French Gulch operations. The French Gulch mill rehabilitation started in January 2006 with expenses totaling $32,761. Other increases include employee wages, taxes, and other related expenses of $87,647, investor communications of $41,682, utilities of $9,045, accretion of $1,529, and depreciation on fixed assets of $52,090. These increases are attributable to the increased level of corporate support required by the exploration and mill activities, and continuation of the private offering in January and February. These expenses were partially offset by lower professional fees of $83,697, consulting fees of $50,588, insurance of $8,310, travel related of $5,267, office expenses of $2,377, and bank charges of $1,076.

Other expenses include non-operating revenue of $10,014 from interest received on bank accounts offset by interest expense of $10,129 and non-operating expense of $1,189.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Bullion River had a cash balance of $701,091 on March 31, 2006. For the three month period ending March 30, we had net cash inflow of $576,303.

•
We used $1,890,557 for operating activities. This operating cash outflow is represented by an operating loss of $2,226,244; an increase in supply inventory of $22,507; and a decrease in other current liabilities of $154,720. This is partially offset by a decrease in prepaids of $52,749; a decrease in deposits of $122,574; an increase in accounts payable of $146,262; an increase in depreciation of $63,611; an increase in non-cash accretion expense of $1,529; a loss on disposal of assets of $1,189; and other non-cash expenses totaling $125,000.

•	We had cash outflow in investment activities of $769,995, which was used for the purchase of fixed assets.
•	We had cash inflow from financing activities totaling $3,236,855 from a decrease in loans from related parties of $13,453, and sales of common shares resulting in $3,250,308.

An increase in working capital of $510,818 was due to an increase in current assets of $546,061 offset by an increase of $35,243 in current liabilities. Bullion River has an accumulated deficit of $10,757,043 since inception and has a shareholder’s equity of $1,870,588. We have no contingencies or long-term agreements except for our commitments under the option agreements, premises, and rentals.

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

The Company has estimated costs associated with the closure, reclamation and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See the financial Note 4 listed above for a related discussion.

PLAN OF OPERATIONS

Summary

During the 1st quarter of 2006, we concentrated our activities at two projects: French Gulch and North Fork in California.

At French Gulch, we started work on the new portal and decline to access the Washington and Lucky-7 veins for excavation of the bulk sample. Also, we started mill rehabilitation in preparation for milling operations of the bulk sample material. See the French Gulch section below for additional detail.

At North Fork, work continued on site preparation and rehabilitating the historic underground workings for a short period of time until heavy snow shut down operations. See the North Fork section below for additional detail.

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

French Gulch Nevada Mining Corp. - (French Gulch property)

Land

On May 19th, 2005, we exercised our option to purchase the French Gulch project from the WN Partnership. The purchase calls for a total cash payment of $1,500,000. All previous payments made by Bullion River Gold Corp. will be deducted from the total payment due. Bi-monthly payments will increase from $50,000 to $175,000, once production begins. If production commences before July 1, 2006, the Company will pay the remaining balance of the purchase amount. As of March 31, 2006, the Company has paid $300,000 towards this purchase option.

Plant and Equipment

The French Gulch project includes a mill that operated as recently as 2002, consisting of gravity and flotation circuit as well as a furnace for producing dore’ bricks. Most of the required trackless equipment necessary to complete the decline construction is onsite. This includes LHD units, a drill jumbo, and hand held drills. We are awaiting the delivery of a scissor lift to assist with underground facilities installations. We will require a haul truck once the decline has advanced beyond 800 ft. We are also awaiting confirmation of a package of ventilation fans which will provide us with the required equipment to ventilate the mine, at reduced cost compared to budgeted values.

Location & Background

The Washington Niagara property consists of approximately 1824 acres, of which approximately 490 acres are patented lands. The property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California. French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.50 ounces per ton and commonly above 1.0 ounces per ton. Coarse visible gold is common.

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

In early January 2006, the Company began the new decline from the mill yard to access the Washington and Lucky-7 veins for excavation of the bulk sample. This leg of the decline is planned to be approximately 1,800 feet. Diamond drill stations are planned every 400 feet. Work advanced on the portal through the 1st quarter of 2006. We excavated and steel supported the overburden portion of the portal. Considerable effort was expended securing this section due to heavy winter precipitation causing the soil to run. As a result, we completed approximately 140 ft. of the decline versus 500 ft., which was the initial plan. By the end of March, the excavation was in mixed face ground and the crews were transitioning from mechanical mining to conventional blasting advance. Further advance will be required to transition to full face drill and blast operations.

We continued to work on the mill to prepare the building for resumption of milling activity. Work included removal of scrap items, repair of wooden structures and framing, cleanup, and painting.

We started surface exploration drilling in December of 2005 at the Niagara Mine and completed seven of 12 holes in the program prior to suspending drilling operations at the end of the Quarter. This was to allow the area to dry out after heavy winter rains caused access road deterioration. We will resume drilling mid 2nd Quarter 2006.

As of the 1st quarter ending March 31, 2006, the Company has spent $916,000 in exploration costs and $33,000 on mill rehabilitation at French Gulch.

Future Work

The new decline will also access the Niagara mine. This distance between the Washington and Niagara mines will be approximately 2,500 feet in length. This leg of the decline is also planned to have diamond drill stations every 400 feet.

Test mining from the new decline will start on the Lucky-7 vein and later be extended to the Washington, and perhaps the Dean and No. 2 veins. The first ore is planned to be mined in late 2nd quarter 2006, and test mining completed by the end of June 2006. Approximately, 4,000 tons of material will be mined from the main veins, and processed at the French Gulch Mill.

The operating costs for the new decline, test mining and bulk sampling are estimated to be $3.156 million in total for 2006.

The remaining capital expenditures required to equip the mine for planned production is estimated to be $2.88 million.

Further evaluation on the existing mill facilities indicate that with some additional modifications, the mill should be ready to process the proposed bulk sample rather than completing mill expansion at this time. This upgrade will enable the company to process 215 tons per day efficiently at a reduced cost and delay the mill expansion until needed for full production.

The total estimate for the mill upgrade in 2006, which is part of the bulk sampling process noted above, is $236,000.

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

We intend to proceed with engineering work focused on the completion of the mill design and other infrastructure requirements. This includes:

•	Foundation design for the fine ore bin
•	Design of supports / foundations for the larger ball mill.
•	Procurement of equipment
•	Provision of structure over outdoor flotation cells and electrical equipment.
•	Revision of site electrical distribution system to reflect operational changes from previous operations.
•	Inclusion of Falcon concentrator, shaking tables and filtration facilities in mill design.
•	Design of site office / dry / shop building.
•	Development of new reclamation plan for the site reflecting changes in provision for waste storage and proactive reclamation proposals.
•	Design of mine backfill system.
•	Emergency spill response program.

Estimates at this time for the mill expansion capital are $1.75 million in 2006.

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

We are also planning surface exploration drilling between the Niagara and Washington mines. The drilling will first test below the historically mined levels at the Niagara Mine. We expect to continue with surface core drilling in other targets between the Washington and Niagara mine areas due to potential parallel veining, as is represented by the Lucky-7 and Washington veins. As noted above, the area tested by drilling to date represents about 1% of the overall property; we believe there is substantial potential for additional vein structure. The surface drill program that is currently underway will help determine underground drill targets. Management temporarily suspended drilling due to problems imposed by extremely wet conditions from the heavy winter rains and plans to resume drilling later in the 2nd quarter. The cost estimate for this exploration is $500,000, which is $250,000 greater than originally budgeted. The cost overrun is due to unexpected difficulties in the rock conditions at the drilling sites.

Based upon the results of the bulk sample, the decision will be made to proceed to full production, continue exploration, or abandon the property. Exploration could take place from surface or underground or both. Abandonment will require that the Company complete site reclamation per the revised reclamation plan, as well as meeting any other statutory requirements for mine shutdown.

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

Other work in the mine will include the preparation of an underground equipment servicing / repair facility. This will be constructed underground in a yet to be determined location. The facility will be built underground to reduce surface congestion. It will also be simpler to contain any possible pollutants within the mine. Underground explosives magazines will also be completed to enhance explosives security on the mine site. The planned ore production for this phase is estimated to be 35,000 oz. The associated costs including the mill rehab is estimated to be $12.1 million, and the corresponding revenue derived from the ore produced is estimated to be $17.5 million. This is based on $500 per ounce of gold, which is conservative given the current price.

North Fork Mining Corp.

Plant and Equipment

The plant consists of electrical infrastructure and equipment to support initial mining operations. This includes an LHD, skid steer, hand held drills, and other tools and storage facilities.

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

We proceeded past the initial caved area and downramp to the next cave. This cave has again been mined and secured as a series of “lifts” from the top down. We bolted, screened and shotcreted the backs and walls as excavation proceeded. We secured the second cave down to the top of the existing decline prior to suspension of activities at North Fork in February 2006 as a result of management’s decision to concentrate manpower and equipment at French Gulch. We plan to resume operations at North Fork in June 2006.

As of March 31, 2006, we have spent $232,000 in exploration costs at North Fork.

Proposed Exploration

Subject to our ability to raise sufficient funds, we will continue decline rehabilitation as planned. The rate of advance has been better than expected through the caved portions of the decline. The work is currently being completed on a single shift basis. The majority of the equipment required to complete the rehabilitation phase is onsite.

The rehabilitation of the decline will continue through 2006 and the estimated costs are $1.195 million.

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

The exploratory drilling preparation is planned from the existing upper level and estimated to be $596,000. Completion of this drilling is planned for Dec 31, 2006.

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

Previous operators completed shallow reverse-circulation and rotary drilling from 1983 to 1985 (55 holes totaling 5,090m), and shallow core drilling in 1999 (5 holes totaling 524m). Three RC drill holes totaling 2,683 feet were completed by Bullion River Gold in late 2004 in the Antone Saddle area. Holes BA-1 and BA-2 intercepted 5 - 15 foot intervals of 0.018 to 0.016 oz/t gold. BA-3 intercepted a 45 foot interval grading 0.22 oz/t gold including a 20 foot zone containing 0.424 oz/t from 340 to 360 feet. Drilling of the high-grade structures has been limited to within 100m of surface.

There are high grade gold and silver assays from drill-hole and trench intersections in the Antone Saddle area. The intersections are distributed over an area approximately 300m by 100m, and mineralized structures are open along strike and below the shallow levels drilled (100m). Significant soil and rock-chip anomalies to 12.7 g/t Au and shallow drill intersections grading above 3 g/t Au occur more than 600m east and 600m west of the Antone Saddle area.

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

Expenses totaled $5,500 for the Antone Canyon property during the first quarter of 2006, primarily attributable to consulting and insurance.

For 2006 we are planning to do 2,000 feet of surface drilling early in the 4th quarter. Total spending at Antone Canyon is estimated to be $108,000.

Cimarron Mining Corp.

Plant and Equipment
We do not own a plant or any equipment on the Cimarron Property.

Location & Background
Lands in the Cimarron project are administered by the U.S. Bureau of Land Management. The project consists of 24 unpatented claims under lease.

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

No exploration activities were conducted during the first quarter of 2006. Expenses totaled $600 at the Cimarron property for insurance.

At March 31, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, agreed not extend the contract beyond its present term of August 22, 2006 since both parties were unable to come to an agreement with the holder of the remaining claims in the middle of the claim block.

Corcoran Canyon Mining Corp.

Plant and Equipment

We do not own a plant and there is no equipment on the property.

Location & Background

Lands in the Corcoran Canyon project are administered by the U.S. Bureau of Land Management and the U.S. Forest Service. The project consists of 41 unpatented claims under lease and 89 unpatented claims controlled 100% by Bullion River.

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

Expenses totaled $46,000 for the Corcoran property during the first quarter of 2006, primarily attributable to purchase option payments, consulting, and insurance.

The option agreement expired on February 28, 2006. At this time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. As soon as the negotiation is finalized, the company will make the final payment of $160,000.

Currently, the Company is negotiating a joint venture agreement with a third party for further exploration of the Corcoran property.

Wenban Spring Mining Corp.

Plant and Equipment

We do not own a plant and there is no equipment on the property.

Location and Background

The project consists of 238 unpatented lode mining claims 100% owned by Wenban and 54 lode claims under option from Senator Minerals, Inc. All of the claims are located within lands administered by the U.S. Bureau of Land Management (BLM).

Wenban Spring lies along the west side of the northwest-trending Battle Mountain - Eureka Mineral Belt, which contains a number of productive, bulk-mineable, sediment-hosted and volcanic-hosted gold deposits, including Pipeline (+11 Moz Au), Cortez Hills, Cortex, Tonkin Springs, Horse Canyon, Gold Bar, and Ruby Hill.

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

Currently, the Company has two reclamation bonds in place totaling $11,400 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

Expenses totaled $197,000 for the Wenban Spring property during the first quarter of 2006, primarily attributable to purchase option payments, consulting, and insurance.

For 2006, we are planning to maintain the property for future exploration with total spending on additional mapping and sampling, and rental fees estimated to be $50,000.

Painted Hills Property

Location and Background

In February 2004, Bullion River Gold staked 41 unpatented claims in the Painted Hills district in northwestern Nevada. The claims were 100% owned by Bullion River Gold Corp. During the 3rd quarter of 2005, the Company paid claim maintenance fees to the BLM on 10 claims.

The Painted Hills project is in Humboldt County, Nevada, 135km northwest of Winnemucca. The nearest significant gold producers are the Sleeper mine, 86km to the southeast, and the Hog Ranch mine, 88km to the southwest. There has been no gold exploration drilling in the project area. During the 1970's, several geothermal test holes were drilled during a regional geothermal exploration program near some hot springs, which are situated about 16 km to the northeast.

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

No exploration activities were conducted during the first quarter of 2006, and we spent $800 at the Painted Hills property on insurance.

As of March 31, 2006, the Company has paid claim maintenance fees to the BLM on 10 of the 41 claims. We expect to do some minimal exploration in mid-2006 to determine the future on this property. The estimated amount is $9,000.

Mission Mine Project

Land
On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The Company has made payments of $50,000 for exploration rights through August 31, 2006. The agreement requires the Company to make an additional payment of $50,000 on September 1, 2006 for the right to explore the property through September 1, 2009.

Location and Background

In March 2006, Bullion River entered into an exploration agreement with an option to purchase the Mission Mine project from TKM Corp. of Palm Springs, California. The Mission Mine property consists of 26 unpatented lode claims which are located about 58 km southeast of Twenty-Nine Palms in Riverside Co., California. The Mission Mine was originally developed between 1890 and 1930 as part of the Dale Mining District and contributed to the 17,000 oz of gold production during that time. The mine was reopened in 1981 when a production shaft was sunk to the 619 foot level and four working levels were developed along the vein for production. Underground channel sampling by TKM Corp, Asamera Minerals, USMX and New Gold Corp. in the 1980’s and 1990’s indicated much of the Mission quartz-magnetite-specularite-pyrite vein contained between 0.25 oz/t and 2.0 oz/t Au. Recent surface sampling from the Mission vein and other surrounding veins has confirmed high gold contents from various quartz-magnetite veins in the district.

Since entering into the exploration agreement, Bullion River has located an additional 68 claims in the district to cover a series of old mines, veins, prospects, adits and shafts. Three of the old mines, which were recently acquired by staking, had mills which produced gold from the ore.

Plant and Equipment

The Mission Mine project includes a mill, headframe, electrical equipment and miscellaneous mining equipment that was used in the early to mid 1980’s while developing the Mission Mine. Most of the equipment is no longer serviceable and will be removed as scrap if the project progresses.

Current status and Proposed Exploration

We do not claim to have any ores or reserves whatsoever at this time on the Mission Mine Claims.

We must conduct exploration to determine what amount of minerals, if any, exist on the Mission Mine property and if any minerals that are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate the Mission Mine property.

We have conducted ground magnetometer surveys over the most prominent veins exposed on the claim blocks and they have defined the structural zones controlling the veining. Additional mapping and sampling of the various mines and veins found on the claims is planned for the 2nd and 3rd quarters of 2006.

Expenses totaled $90,000 for the Mission Mine property during the first quarter of 2006, primarily attributable to purchase option payments, consulting, and legal fees.

For 2006, we are currently in the process of permitting a plan of operations through the Barstow BLM office with the intent of improving the mine access road and starting a feasibility study for the mining district.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None; not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.     Defaults Upon Senior Securities.

None; not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.     Other Information.

None; not applicable.

Item 6.     Exhibits.

31.1	302 Certification of Peter M Kuhn

31.2	302 Certification of Daniel Graves

32	906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULLION RIVER GOLD CORP.

Dated: May 15, 2006	By:	/s/ Peter M. Kuhn

Peter M. Kuhn Chief Executive Officer and Director

Dated: May 15, 2006	By:	/s/ Daniel Graves

Daniel Graves Chief Financial Officer and Director