Form 10-Q
period 2006-06-30
BULLION RIVER GOLD CORP
filed 2006-08-14
CIK 1168458

FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Not applicable.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: August 14, 2006 - 57,944,226

Transitional small business disclosure format (check one): Yes [   ] No [X]

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

	June 30	December 31
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$288,741	$124,788
Prepaids & Other Current	322,738	394,396
Inventory	110,008	66,404
Total Current Assets	721,487	585,588

Fixed Assets:
Fixed Assets	2,329,601	586,825
Less Accumulated Depreciation	(266,038)	(102,676)
Total Fixed Assets	2,063,563	484,149

Other Assets:
Deposits	318,523	440,176
Total Other	318,523	440,176

Total Assets	$3,103,573	$1,509,913

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accruals	$841,028	$309,640
Other Current Liabilities	-	170,758
Loans From Related Parties	-	13,453
Current Portion of Capital Lease Obligations	124,371	63,216
Total Current Liabilities	965,399	557,067

Long Term Liabilities:
Long Term Capital Lease Obligations	208,395	128,281
Long Term Reclamation Obligations	106,070	103,041
Total Long Term Liabilities	314,465	231,322

Total Liabilities	1,279,864	788,389

Shareholders' Equity

Common Stock
Authorized 200,000,000 common shares, $0.001 par value.
Issued and outstanding 56,121,881 and 39,243,581, respectively	56,122	39,244
Additional Paid In Capital	16,235,677	8,825,579
Shares Subscribed	60,000	387,500
Deficit Accumulated During The Exploration Stage	(14,528,090)	(8,530,799)
Total Shareholders' Equity	1,823,709	721,524

Total Liabilities & Shareholders' Equity	$3,103,573	$1,509,913

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		From Inception June 29, 2001
	2006	2005	2006	2005	to June 30, 2006
Operating Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Exploration	2,384,972	1,172,317	3,867,296	2,229,651	9,045,232
Mill Operations	472,098	-	504,859	-	504,859
Salaries & Wages	258,743	207,027	428,660	346,091	1,031,851
Payroll Burden	57,352	26,074	107,894	43,537	207,292
Employee Related	111,479	1,230	142,440	2,548	174,291
Professional Fees	88,259	116,413	234,212	346,063	1,193,211
Consulting	19,589	37,873	27,771	96,548	384,739
Office	41,734	14,870	60,293	31,791	154,262
Travel Related	55,664	59,836	116,840	126,310	414,175
Licenses & Fees	458	2,660	1,211	3,258	44,531
Investor Communications	109,111	67,201	225,878	142,286	769,141
Insurance	14,288	7,235	27,722	28,978	108,912
Rent	24,165	12,971	37,191	26,058	108,925
Utilities	24,632	10,149	37,003	13,476	78,889
Bank Charges	778	1,912	2,254	7,627	19,424
Miscellaneous	1	25,579	1,598	25,579	(27,920)
Accretion	1,499	-	3,029	-	5,069
Depreciation	100,423	12,314	164,034	23,835	266,710
Total Operating Expenses	3,765,245	1,775,661	5,990,185	3,493,636	14,483,593

Loss From Operations	(3,765,245)	(1,775,661)	(5,990,185)	(3,493,636)	(14,483,593)

Other Income (Expense):
Non-Operating Income	4,861	-	14,875	-	73,809
Gain on extinguishment of debt	-	-	-	-	32,215
Interest Expense	(12,271)	-	(22,401)	-	(93,989)
Other Non-Operating	1,608	(747)	420	(1,600)	(56,532)
Total Other Income (Expense)	(5,802)	(747)	(7,106)	(1,600)	(44,497)

Net Loss Before Income Taxes	(3,771,047)	(1,776,408)	(5,997,291)	(3,495,236)	(14,528,090)
Income Taxes	-	-	-	-	-

NET LOSS FOR PERIOD	$(3,771,047)	$(1,776,408)	$(5,997,291)	$(3,495,236)	$(14,528,090)

BASIC AND DILUTED
LOSS PER SHARE	$(0.07)	$(0.06)	$(0.12)	$(0.12)

WEIGHTED AVERAGE SHARES
OUTSTANDING	51,184,551	31,748,791	48,856,664	30,237,184

The accompanying notes are an integral part of these consolidated financial statements.

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to June 30, 2006

						Deficit
						Accumulated	Accumulated
	Common Stock Issued		Additional	Common Shares Subscribed		During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income (Loss)	Total
Balance, June 29, 2001	-	$-	$-	-	$-	$-	$-	$-
Issuance of common shares
for cash, August 8, 2001	1,000,000	1,000	-	-	-	-	-	1,000
Issuance of common shares
for cash, December 6, 2001	1,400,000	1,400	12,600	-	-	-	-	14,000
Net loss, for the twelve month period
ended, December 31, 2001	-	-	-	-	-	(1,000)	-	(1,000)
Balance, December 31, 2001	2,400,000	2,400	12,600	-	-	(1,000)	-	14,000
Issuance of common shares for cash,
November 26 to December 16, 2002	208,500	208	20,642	-	-	-	-	20,850
Net loss, for the twelve month period
ended, December 31, 2002	-	-	-	-	-	(43,348)	-	(43,348)
Balance, December 31, 2002	2,608,500	2,608	33,242	-	-	(44,348)	-	(8,498)
Issuance of common shares
for cash, January 7, 2003	95,000	95	9,405	-	-	-	-	9,500
Issuance of common shares
for cash, January 9, 2003	80,000	80	7,920	-	-	-	-	8,000
Issuance of common shares
for cash, February 7, 2003	110,000	110	10,890	-	-	-	-	11,000
Issuance of common shares
for cash, February 18, 2003	106,500	107	10,543	-	-	-	-	10,650
Commons shares cancelled,
December 2, 2003	(2,000,000)	(2,000)	2,000	-	-	-	-	-
Issuance of nine for one common
stock dividend, December 9, 2003	9,000,000	9,000	(9,000)	-	-	-	-	-
Net loss, for the twelve month period
ended, December 31, 2003	-	-	-	-	-	(101,215)	-	(101,215)
Balance, December 31, 2003	10,000,000	10,000	65,000	-	-	(145,563)	-	(70,563)
Issuance of one and one half for one
common stock dividend, January 13, 2004	15,000,003	15,000	(15,000)	-	-	-	-	-
Issuance of common shares for
finders fee, March 18, 2004	25,000	25	28,725	-	-	-	-	28,750
Issuance of common shares for
consulting fees, March 18, 2004	30,000	30	34,470	-	-	-	-	34,500
Issuance of common shares for property
option payment, March 18, 2004	30,000	30	34,470	-	-	-	-	34,500
Common stock subscribed January 19, 2004	-	-	-	125,000	125,000	-	-	125,000
Common stock subscribed March 25, 2004	-	-	-	850,000	850,000	-	-	850,000
Issuance of 850,000 units for cash,
Reg S, April 15, 2004	850,000	850	849,150	(850,000)	(850,000)	-	-	-
Issuance of 125,000 units for cash,
Reg S, April 30, 2004	125,000	125	124,875	(125,000)	(125,000)	-	-	-
Issuance of common shares for
consulting fees, July 20, 2004	30,000	30	30,870	-	-	-	-	30,900
Issuance of 50,000 units for cash,
Reg S, July 20, 2004	50,000	50	49,950	-	-	-	-	50,000
Issuance of 200,000 units for debt,
Reg S, September 16, 2004	200,000	200	199,800	-	-	-	-	200,000
Issuance of 93,334 units for debt,
Reg S, September 29, 2004	93,334	94	69,906	-	-	-	-	70,000

(CONTINUED ON FOLLOWING PAGE)
The accompanying notes are an integral part of these consolidated financial statements

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to June 30, 2006

						Deficit
						Accumulated	Accumulated
	Common Stock Issued		Additional	Common Shares Subscribed		During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income (Loss)	Total
Issuance of 1,000,001 units for cash,
Reg S, September 29, 2004	1,000,001	1,000	749,000	-	-	-	-	750,000
Issuance of 299,000 units for cash,
Reg S, November 16, 2004	299,000	299	223,951	-	-	-	-	224,250
Issuance of 183,333 units for cash,
Reg D, December 9, 2004	183,333	183	135,817	-	-	-	-	136,000
Issuance of 2,000 shares for finders fees,
Reg D, December 9, 2004	2,000	2	1,498	-	-	-	-	1,500
Issuance of 501,333 units for cash,
Rule 144, December 29, 2004	501,333	501	317,384	-	-	-	-	317,885
Issuance of 25,000 units for cash,
Reg S, December 22, 2004	25,000	25	18,725	-	-	-	-	18,750
Net loss, for the twelve month period
ended, December 31, 2004	-	-	-	-	-	(2,965,185)	-	(2,965,185)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,186)	(1,186)
Balance, December 31, 2004	28,444,004	28,444	2,918,591	-	-	(3,110,748)	(1,186)	(164,899)
Issuance of 290,000 units for cash
Reg D, Feb 2, 2005	290,000	290	217,210	-	-	-	-	217,500
Issuance of 50,000 units for cash
Reg S, February 16,2005	50,000	50	37,450	-	-	-	-	37,500
Issuance of 481,000 units for cash
Reg S, March 22, 2005	481,000	481	360,269	-	-	-	-	360,750
3,390,599 Units Subscribed during February
and March 2005	-	-	-	3,390,599	2,542,951	-	-	2,542,951
Share issue costs incurred during February
and March 2005	-	-	(193,330)	-	-	-	-	(193,330)
Common stock issued April 29, 2005	1,796,673	1,797	1,345,704	(1,796,673)	(1,347,501)	-	-	-
Common stock issued May 2, 2005	1,437,236	1,437	1,076,488	(1,437,236)	(1,077,925)	-	-	-
Common stock issued May 5, 2005	466,668	467	349,533	(156,690)	(117,525)	-	-	232,475
Share Issue costs incurred during Q2			(7,600)					(7,600)
Common stock issued October 18, 2005	1,790,000	1,790	893,210	-	-	-	-	895,000
For Cash
Common stock issued October 20, 2005	464,000	464	231,536	-	-	-	-	232,000
For Cash
Common stock subscribed October 31, 2005	-	-	-	75,000	37,500	-	-	37,500
For services rendered
Common stock issued November 28, 2005	1,244,000	1,244	620,756	-	-	-	-	622,000
For Cash
Common stock issued December 16, 2005	2,780,000	2,780	1,387,220	-	-	-	-	1,390,000
For Cash
Common stock subscribed December 16, 2005	-	-	-	400,000	200,000	-	-	200,000
For Cash
Common stock subscribed December 29, 2005	-	-	-	50,000	25,000	-	-	25,000
For Cash
Common stock subscribed December 31, 2005	-	-	-	250,000	125,000	-	-	125,000
For services rendered
Share Issue costs incurred during Q4	-	-	(411,458)	-	-	-	-	(411,458)
Foreign currency translation adjustments							1,186	1,186
Net Loss for the twelve month period
ended, December 31, 2005						(5,420,051)		(5,420,051)
Balance December 31, 2005	39,243,581	39,244	8,825,579	775,000	387,500	(8,530,799)	-	721,524

(CONTINUED ON FOLLOWING PAGE)
The accompanying notes are an integral part of these consolidated financial statements

BULLION RIVER GOLD CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the period from Inception June 29, 2001 to June 30, 2006

						Deficit
				Common Shares Subscribed		Accumulated	Accumulated
	Common Stock Issued		Additional			During the	Other
	Number of		Paid in	Number of		Development	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Stage	Income (Loss)	Total
Common stock issued January 3, 2006	450,000	450	224,550	-	-	-	-	225,000
for cash (Unaudited)
Common stock issued January 18, 2006	50,000	50	24,950	-	-	-	-	25,000
for cash (Unaudited)
Common stock issued January 19, 2006	50,000	50	24,950	-	-	-	-	25,000
for cash (Unaudited)
Common stock subscribed in January in exchange	-	-	-	250,000	125,000	-	-	125,000
for property purchase option (Unaudited)
Common stock issued January 23, 2006	6,644,000	6,644	3,315,356	(775,000)	(387,500)	-	-	2,934,500
for cash (Unaudited)
Common stock issued January 23, 2006	325,000	325	162,175	-	-	-	-	162,500
for services rendered (Unaudited)
Common stock issued January 23, 2006 related to	2,091,294	2,091	(2,091)	-	-	-	-	-
anti-dilution clauses in prior offerings (Unaudited)
Common stock subscribed January 23, 2006	-	-	-	90,000	45,000	-	-	45,000
for cash (Unaudited)
Common stock subscribed February 8, 2006	-	-	-	100,000	50,000	-	-	50,000
for cash (Unaudited)
Common stock subscribed March 23, 2006	-	-	-	100,000	50,000	-	-	50,000
for cash (Unaudited)
Share Issue costs incurred during Q1(Unaudited)	-	-	(365,500)	-	-	-	-	(365,500)
Warrants issued to satisfy finders' fee
obligations (Unaudited)	-	-	98,808	-	-	-	-	98,808
Common stock issued May 1, 2006
for shares subscribed (Unaudited)	-	-	-	(540,000)	(270,000)	-	-	(270,000)
Common stock issued May 1, 2006	555,000	555	276,945	-	-	-	-	277,500
for cash (Unaudited)
Common stock issued May 19, 2006	3,148,336	3,148	1,571,020	-	-	-	-	1,574,168
for services rendered (Unaudited)
Common stock issued May 19, 2006	32,386	32	16,161	-	-	-	-	16,193
for services rendered (Unaudited)
Common stock issued June 5, 2006	133,280	133	66,507	-	-	-	-	66,640
for cash (Unaudited)
Common stock issued June 9, 2006	715,000	715	356,735	-	-	-	-	357,500
for cash (Unaudited)
Common stock issued June 16, 2006	83,334	83	41,584	-	-	-	-	41,667
for cash (Unaudited)
Common stock issued June 20, 2006	1,500,000	1,500	748,500	-	-	-	-	750,000
for cash (Unaudited)
Recalled Ratchet Shares issued in Q1	(166,667)	(165)	165	-	-	-	-	-
on June 26, 2006 (Unaudited)
Common stock subscribed June 27, 2006	-	-	-	80,000	60,000	-	-	60,000
for cash (Unaudited)
Common stock issued June 29, 2006	1,033,337	1,033	773,967	-	-	-	-	775,000
for cash (Unaudited)
Common stock issued June 29, 2006	234,000	234	175,266	-	-	-	-	175,500
for purchase option reduction (Unaudited)
Share Issue costs incurred during Q2 (Unaudited)	-	-	(100,000)	-	-	-	-	(100,000)
Net Loss for the three month period
ended, June 30, 2006 (Unaudited)	-	-	-	-	-	(5,997,291)	-	(5,997,291)
Balance June 30, 2006	56,121,881	$56,122	$16,235,677	80,000	$60,000	$(14,528,090)	$-	$1,823,709

The accompanying notes are an integral part of these consolidated financial statements

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Cash Flow Statements
(Unaudited)

	Six Months Ended June 30		From Inception, June 29, 2001 to
	2006	2005	June 30, 2006
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss for the Period	$(5,997,291)	$(3,495,236)	$(14,528,090)

Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	164,034	23,835	266,710
Accretion Expense	3,029	-	5,070
Gain on Extinguishment of Debt	-	-	(32,215)
Loss on other	1,188	-	1,188
Common Stock issued for services and related expense	316,693	-	445,343

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaids & Other Current Assets	71,658	(44,564)	(322,737)
(Increase) Decrease in Accounts Receivable	-	-	-
(Increase) Decrease in Inventory	(43,604)	-	(110,008)
(Increase) Decrease in Deposits	121,653	(71,850)	(318,523)
Increase (Decrease) in Accounts Payable/Accrued	531,388	265,255	854,364
Increase (Decrease) in Other current liabilities	(170,758)	-	(98,808)
Increase (Decrease) in Reclamation Obligation	-	-	101,000

NET CASH USED IN OPERATING ACTIVITIES	(5,002,010)	(3,322,560)	(13,736,706)

NET CASH USED IN INVESTING ACTIVITIES

Purchase of fixed assets	(1,603,367)	(74,802)	(1,998,697)

NET CASH USED IN INVESTING ACTIVITIES	(1,603,367)	(74,802)	(1,998,697)

NET CASH RECEIVED IN FINANCING ACTIVITIES
Advance payable	-	-	118,880
Loans from related parties	(13,453)	-	-
Loan payable	-	(15,000)	170,000
Cash proceeds from sale of common shares	7,799,591	3,190,246	16,878,152
Cash proceeds from shares subscribed	(452,500)	-	(65,000)
Offering Costs	(564,308)	-	(1,077,888)

NET CASH RECEIVED FROM FINANCING ACTIVITIES	6,769,330	3,175,246	16,024,144

Effect of exchange rate changes on cash	-	55	-

INCREASE (DECREASE) IN CASH	163,953	(222,061)	288,741

CASH, BEGINNING OF THE PERIOD (January 1)	124,788	273,331	-

CASH, END OF PERIOD	$288,741	$51,270	$288,741

The accompanying notes are an integral part of these consolidated financial statements.

BULLION RIVER GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

On January 20, 2004, the company changed its name to “Bullion River Gold Corp.” Bullion River has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of June 30, 2006, there were 56,121,881 common shares issued and outstanding.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the company’s audited financial statements for the year ended December 31, 2005 included in the company’s annual report on Form 10-KSB.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At June 30, 2006, the Company had no options outstanding. At June 30, 2006, the Company had 31,029,194 warrants outstanding.

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

FIXED ASSETS
Office furniture, equipment, telephone system, computer hardware, and computer software are stated at cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful life for the fixed assets is estimated as follows with no salvage value:

Furniture	3 to 5 years
Equipment	2 to 7 years
Telephone System	5 years
Computer Hardware	3 years
Computer Software	2 years

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the quarter ended June 30, 2006.

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

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Because the Company had no options outstanding as of June 30, 2006 there is no charge attributable to the periods ended June 30, 2006 and June 30, 2005.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of June 30, 2006, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. The Company has been focusing on implementing its business plan and additional financing will be required by the Company to fund its exploration programs and to support operations. Management plans to fund its future operations through private placement offerings, private loans, and revenue derived from bulk sampling at French Gulch. Management plans to mitigate its losses by abandoning projects that do not meet management’s specification for mineralization or do not have adequate tonnage potential. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders. There is no assurance that the Company will be able to generate revenues in the future. There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have adequate tonnage potential. There is no assurance that the Company will commence commercial production should they find projects meeting their specification. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

The accretion of the reclamation obligation has been recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion entries as of June 30, 2006.

French Gulch

In connection with the new reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the new operating plan for the French Gulch property. At an accretion rate of 6%, the Company has expensed $2,142, for the six months ended June 30, 2006. The total reclamation obligation as of June 30, 2006 is $73,342.

North Fork

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 as of December 31, 2005 for the North Fork property. At an accretion rate of 6%, the Company has expensed $887, for the six months ended June 30, 2006. Total reclamation obligation as of June 30, 2006 is $32,782.

The following is a description of the changes to the Company's reclamation liability and expenses as of June 30, 2006:

Estimated Reclamation Expense as of December 31, 2005 (Exploration)
French Gulch	$71,200
North Fork	31,841
Reclamation Obligation subtotal before Accretion	103,041

Changes to Reclamation Obligation for the period ending June 30, 2006
French Gulch Accretion Expense	2,142
North Fork Accretion Expense	887
Increase to Reclamation Obligation	3,029

Total Reclamation Obligation	$106,070

NOTE 5 - COMMON STOCK

On May 1, 2006, the Company issued 290,000 restricted units to three subscribers from shares subscribed on April 20, 2006 in the amount of $145,000 as part of the $0.50 unit offering.

On May 1, 2006, the Company issued 250,000 restricted units to Senator Minerals from shares subscribed on April 20, 2006 for the option agreement entered into on January 19, 2006.

On May 1, 2006, the Company raised $7,500 in cash from the $0.50 unit offering and issued 15,000 restricted units to one subscriber.

On May 19, 2006, the Company raised $1,107,500, in cash from the $0.50 unit offering and issued 2,215,000 restricted units to fifteen subscribers.

On May 19, 2006, the Company issued 32,386 restricted units at $0.50 per unit under Reg D as part of a severance package for a Company director.

On May 19, 2006, the Company raised $466,668, in cash from the conversion $0.50 warrants issuing 933,336 common shares to six warrant holders.

On June 5, 2006, the Company raised $66,640, in cash from the conversion $0.50 warrants issuing 133,280 common shares to one warrant holder.

On June 9, 2006, the Company raised $257,500 in cash from the $0.50 unit offering and issued 515,000 restricted units to eight subscribers.

On June 9, 2006, the Company issued 200,000 restricted units at $0.50 per unit under Reg S as a reinvestment of finder’s fees for the current offering.

On June 16, 2006, the Company raised $41,667 in cash from the conversion $0.50 warrants issuing 83,334 common shares to two warrant holders.

On June 20, 2006, the Company raised $750,000 in cash from the $0.50 unit offering and issued 1,500,000 restricted units to three subscribers.

On June 26, 2006, the Company recalled 166,667 restricted units at $0.50 per unit that were issued is error under certain anti-dilution clauses from a prior private offering.

On June 27, 2006, the Company raised $60,000 for 80,000 shares subscribed at $0.75 per unit, but not issued.

On June 29, the Company raised $775,002 in cash from the $0.75 unit offering and issued 1,033,337 restricted units to nine subscribers.

On June 29, 2006, the Company issued 234,000 restricted units at $0.75 per unit under Reg D as a reduction towards the total purchase price of the French Gulch purchase option.

The Company incurred $100,000 in finders’ fees for monies raised during the 2nd quarter 2006.

NOTE 6 - STOCK OPTIONS AND WARRANTS

At June 30, 2006, the Company had zero stock options outstanding. At June 30, 2006, the Company had the following warrants outstanding:

Consolidated Warrants Outstanding
As of June 30, 2006

Issuance Date	Expiration Date	Total Warrants
04/15/04	04/15/07	850,000
04/30/04	04/30/07	125,000
07/20/04	07/20/07	50,000
09/29/04	09/29/07	1,293,335
11/16/04	11/16/07	299,000
12/10/04	12/10/07	185,333
12/16/04	12/16/07	63,467
12/30/04	12/30/07	367,999
01/05/05	01/05/08	25,000
02/02/05	02/02/08	290,000
02/16/05	02/16/08	50,000
03/22/05	03/22/08	481,000
04/14/05	04/14/08	22,000
04/27/05	04/27/08	7,600
04/29/05	04/29/08	1,446,671
05/02/05	05/02/08	1,137,236
05/05/05	05/05/08	233,334
10/18/05	10/18/08	1,500,000
01/23/06	11/16/07	69,333
01/23/06	12/10/07	50,000
01/23/06	12/16/07	63,467
01/23/06	12/30/07	501,333
01/23/06	01/23/08	1,142,969
01/23/06	04/14/08	155,280
01/23/06	04/29/08	1,613,340
01/23/06	05/02/08	1,155,491
01/23/06	05/05/08	133,334
02/03/06	02/03/08	11,872,000
04/20/06	04/20/08	200,000
04/28/06	04/28/08	2,133,335
05/01/06	05/01/08	15,000
05/04/06	05/04/08	40,000
05/05/06	05/05/08	100,000
05/08/06	05/08/08	200,000
05/10/06	05/10/08	35,000
05/11/06	05/11/08	15,000
05/12/06	05/12/08	200,000
05/19/06	05/19/08	50,000
05/30/06	05/30/08	85,000
06/05/06	06/05/08	205,000
06/06/06	06/06/08	100,000
06/09/06	06/09/08	220,000
06/12/06	03/13/08	1,180,000
06/27/06	06/27/08	1,267,337
	TotalWarrants Outstanding	31,229,194

A summary of the Company’s stock warrants as of June 30, 2006 and changes during the period is presented below:

		Weighted
	Warrants	Average Exercise Price

Outstanding, December 31, 2005	9,576,925	$1.05

Granted	23,185,552	0.77
Canceled	(383,333)	0.50
Exercised	(1,149,950)	0.50

Outstanding, June 30, 2006	31,229,194	$0.88

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

French Gulch (Nevada) Mining Corp.
On June 23, 2004, French Gulch (Nevada) Mining Corp. (“French Gulch”) entered into a letter agreement whereby they proposed to acquire a 100% interest in the Washington Niagara Mining Partnership (the "WN Partnership") by acquiring all of the outstanding partnership units for an aggregate purchase price of $1,500,000. The property is located in Shasta County in California and consists of 28 patented and 27 unpatented lode mining claims ("Washington Niagara Property").

During 2004, the Company paid a non-refundable deposit of $10,000, which allowed them to perform due diligence and a comprehensive feasibility audit on the property until September 30, 2004.

On October 6, 2004 the Company entered into a formal exploration agreement, with option to purchase, whereby their exclusive right to explore the Washington Niagara Property was extended to September 30, 2005. Under the terms of this agreement, the Company was required to pay $15,000 in outstanding county taxes, option payments of $50,000 on each of June 1 and August 1, 2005, to pay all State and Federal claim and maintenance fees and to carry liability insurance of $1 million. The option to purchase could be exercised at any time up to October 1, 2005. Once French Gulch exercised its option, it became required to make bimonthly option payments of $50,000 until production commences. Once production commences French Gulch will be required to make bimonthly payments of $175,000. Ownership of the Property will transfer to French Gulch once the aggregate amount of option payments totals $1,500,000.

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

At June 30, 2006, the Company had made all payments and complied with all of the terms of the option related to the Washington Niagara agreement. Per an amendment to the purchase agreement the company issued 234,000 restricted units at $0.75 per unit on June 29, 2006 in the private offering. The $175,500 value of these units reduces the total purchase price to $1,324,500. In total the Company has made payments to date totaling $378,416 toward the total purchase price.

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

At June 30, 2006, the Company was in compliance with all of the terms of the option agreement.

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

At June 30, 2006, the Company had made all required option payments and complied with all of the terms of the option agreement.

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

The original option agreement was for a term of three years, expiring on February 28, 2006. In order to maintain the option in good standing Corcoran was required to spend; a minimum of $50,000 on exploration and development on or before each of February 28, 2005 and 2006, Corcoran was to pay all annual claim and lease maintenance fees as required to keep the property in good standing and Corcoran was required to have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per occurrence.

The option agreement allowed Corcoran to perform limited testing on the property. Corcoran could not commence mining activities on the property until the option has been exercised. Corcoran could exercise the option and acquire a 100% interest in the property by paying $200,000 to the owner on the third anniversary of the option agreement and granting the owner a 2% NSR on the mineral claims. Corcoran can repurchase half of the 2% NSR by paying $1 million to the owner at any time after the granting of the 2% NSR.

The option agreement expired on February 28, 2006. At that time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. On May 19, 2006 the Company completed negotiations made the final payment of $160,000.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together “Silver Quest”) entered into a joint venture. Silver Quest is required to pay the Company $10,000 within five days of execution of the agreement. Within 60 days from the date of the agreement Silver Quest must receive TSXV acceptance and at that time pay the Company $30,000 and 100,000 common shares of Silver Quest Resources LTD to keep the option in good standing.

Silver Quest can acquire an initial 51% interest in the property by making cash payments of $250,000, issuing 400,000 shares, and incurring $1,500,000 in exploration and development expenditures over a three year period. Silver Quest has a further option to increase its interest to 75%, by paying an additional $1.0 million, issuing an additional 500,000 shares, and incurring an additional $1.75 million (U.S.) in expenditures.

At June 30, 2006, Silver Quest had not made the required $10,000 payment due to the Company.

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

As of June 30, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, agreed not to extend the contract beyond its present term of August 22, 2006 since both parties were unable to come to an agreement with the holder of the remaining claims in the middle of the claim block.

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

As of June 30, 2006, the Company has made all claim maintenance fees to the BLM.

On January 19, 2006, the Company entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of the Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The terms of the agreement include: $10,000 in cash for each property, which was paid on January 20, 2006 and 125,000 restricted shares of Bullion River common stock for each property which were issued on May 1, 2006. Bullion River is obliged to spend $150,000.00 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000.00, Bullion River can increase its ownership to 76%. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10% ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

Painted Hills Claims
During 2004 the Company acquired a 100% interest in 41 unpatented mineral claims in the Painted Hills district in Humboldt County, Nevada.

As of June 30, 2006, the Company has paid claim maintenance fees to the BLM on 10 of the 41 claims. We expect to do some minimal exploration by August 31, 2006 to determine the future on this property.

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

As of June 30, 2006, the Company is in compliance with all terms of this agreement.

Below is a summary of the mining claims:

Bullion River Gold Corp.
Schedule of Mining Claims by Subsidiary
As of June 30, 2006

Nevada	# of Claims
Antone Canyon	60
Cimarron Mining	24
Corcorran Canyon	130
Painted Hills	10
Wenban Spring	292
Total Nevada Claims	516

California	# of Claims
French Gulch	121
North Fork	42
Mission Mine	97
Total California Claims	260

Total Claims	776

Note 8 - Contractual Obligations

Bullion River’s contractual obligations payable for the years ended June 30 are:

Bullion River Gold Corp.
Commitment Schedule
For years ending June 30:

Option Payments	2007	2008	2009	2010	2011	2012	2013	2014	2015
Antone Canyon	$40,000	$40,000	$40,000	$40,000	$40,000	$40,000	$-	$-	$-
North Fork	120,000	-	-	-	-	-	-	-	-
French Gulch	302,500	302,500	302,500	49,584	3,500	4,500	4,500	4,500	4,500
Wenban Spring	-	150,000	-	-	-	-	-	-	-
Mission Mine	50,000	-	-	-	-	-	-	-	-
	$512,500	$492,500	$342,500	$89,584	$43,500	$44,500	$4,500	$4,500	$4,500

Lease Obligations	2007	2008	2009	2010	2011	2012	2013	2014	2015
Corporate Office Lease	$94,967	$97,816	$75,000	$-	$-	$-	$-	$-	$-
Mine Offices / Housing	18,845	-	-	-	-	-	-	-	-
Equipment	164,051	164,051	71,318	-	-	-	-	-	-
	$263,138	$261,867	$146,318	$-	$-	$-	$-	$-	$-

Other Obligations	2007	2008	2009	2010	2011	2012	2013	2014	2015
Loan Obligations	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consulting Obligations	52,441	7,720	-	-	-	-	-	-	-
	$37,000	$-	$-	$-	$-	$-	$-	$-	$-

Total Commitments	$812,638	$754,367	$488,818	$89,584	$43,500	$44,500	$4,500	$4,500	$4,500

Lease Obligations

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

On February 14, 2006, the Company entered into a third party agreement to lease office space which commenced on April 1, 2006 and will end on March 31, 2009. This agreement was sought out to accommodate the growing support needs of the company and to reduce the rental cost per square foot. Payments under this agreement are:
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

On April 16, 2006, the Company entered a rental agreement for office/housing space for the French Gulch property whereby the Company is committed to pay $1,550 per month until April 15, 2007.

On May 1, 2006, the Company extended a rental agreement for office/housing space for the North Fork property whereby the Company is committed to pay $1,030 per month until October 2006.

Consulting Agreements

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

On January 1, 2006, the Company entered into a third party agreement to produce ongoing research coverage in German. This agreement has a term of 24 months commencing on January 1, 2006 and ending on December 31, 2007. Payments under this agreement are EU$1,000 per month, paid monthly.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, there are no related party transactions.

As part of the option agreement between North Fork and a company controlled by the Bullion River president, North Fork granted a net smelter royalty of 1.5% on the 42 unpatented mineral claims to the company president. No transactions have resulted from this agreement.

NOTE 10 - SUBSEQUENT EVENTS

On July 10, 2006, the Company issued 86,000 two-year warrants as part of finders’ fee payments from the current offering.

On July 13, 2006, the Company raised $878,750 in cash from the $0.75 unit offering and issued 1,171,667 restricted units to eleven subscribers.

On July 26, 2006, the Company issued 110,000 restricted units at $0.50 per unit under Reg D for commitment of investor relations services through December 2007.

On July 26, 2006, the Company issued 100,000 restricted shares at $0.75 per share under Reg D as finder’s fees from the current offering.

On July 26, 2006, the Company issued 50,000 restricted units at $0.75 per unit under Reg S for reinvestment of finder’s fees from the current offering.

On July 27, 2006, the Company raised $150,000 in cash from the $0.75 unit offering and issued 200,001 restricted units to two subscribers.

On July 27, 2006, the Company raised $12,005 in cash from the conversion of $0.50 warrants issuing 24,010 common shares to one warrant holder.

On July 31, 2006, the Company received $40,000 from Silver Quest which keeps the purchase option for Corcoran Canyon in good standing.

The Company has incurred an additional $39,500 in finders’ fees for monies raised during the current offering.

On August 3, 2006, the Company raised $2,000,000 in cash from a secured convertible debenture with a maturity date of August 3, 2008. The Company has incurred finder's fees for this debenture consisting of $200,000 that is to be reinvested in the Company and 200,000 warrants with an exercise price of $0.75.

Item 2: Management’s Discussion and Analysis and Plan of Operations.

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

Expenses for the six months ending June 30, 2006 vs. June 30, 2005

Bullion River expenses totaled $5,997,291 for the six months ended June 30, 2006, an increase of $2,502,055 or 72% over the six months ended June 30, 2005.

The increase was primarily a result of exploration costs of $3,867,296 compared to $2,229,651 last year, an increase of $1,637,645, or 73%. Most of this increase is related to the French Gulch operations. The French Gulch mill rehabilitation began in January 2006 and has accumulated expenses totaling $504,859 as of June 30, 2006. Other increases include employee wages, taxes, and other related expenses of $286,818, investor communications of $83,592, office related expenses of 39,635, utilities of $23,527, accretion of $3,029, and depreciation on fixed assets of $140,199. These increases are attributable to the increased level of support required by the exploration and mill activities, and continuation of the private offering. These expenses were partially offset by lower professional fees of $111,851, consulting fees of $68,777, miscellaneous expenses of $23,981, travel related of $9,470, bank charges of $5,373, licenses and fees of $2,047, and insurance of $1,256.

Other non-operating activities include non-operating revenue of $14,875 from interest received on bank accounts and non-operating credits of $2,020. These gains are partially offset by interest expense of $22,401.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Bullion River had a cash balance of $288,741 on June 30, 2006. For the six month period ending June 30, the Company had net cash inflow of $163,953.
•
The Company used $5,002,010 in operating activities. This operating cash outflow is represented by an operating loss of $5,997,291; a decrease in other current liabilities of $170,758; and an increase in supply inventory of $43,604. This is partially offset by an increase in accounts payable of $531,388; a decrease in deposits of $121,653; a decrease in prepaids of $71,658; an increase in depreciation of $164,034; an increase in non-cash accretion expense of $3,029; a loss on other of $1,188; and other non-cash expenses totaling $316,693.

•	The Company had cash outflow in investment activities of $1,603,367, which was used for the purchase of fixed assets.
•	The Company had cash inflow from financing activities totaling $6,769,330 from a decrease in loans from related parties of $13,453, and sales of common shares resulting in $6,782,783.

A decrease in working capital of $272,433 was due to an increase in current liabilities of $408,332 coupled with an increase of $135,899 in current assets. Bullion River has an accumulated deficit of $14,528,090 since inception and has a shareholder’s equity of $1,823,709. The Company has no contingencies or long-term agreements except for its commitments under the option agreements, premises, and rentals.

Internal and External Sources of Liquidity

The Company’s mineral exploration programs are limited and restricted by the amount of working capital that it has and is able to raise from equity financing and debt. The Company anticipates continuing to rely on loans payable, equity sales of common shares, or joint ventures with other exploration companies in order to fund further exploration and production programs. Acquiring additional financing is subject to a number of factors, including the market prices for gold and silver, investor acceptance of the Company’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms, or conditions of additional financing unavailable to the Company.

Critical Accounting Policies

Mineral Properties

The Company confines its exploration activities to areas from which gold and silver have been previously produced, or to properties that are contiguous to such areas and have demonstrated mineralization. The Company will expense the costs of acquiring options on the mineral claims and exploration costs until established economically recoverable reserves are found, after which, costs to develop the mineral claims will be treated as an asset. At this time it is unknown when established economically recoverable reserves will be found. Properties that do not have economically recoverable reserves will be abandoned.

Reclamation and Abandonment Costs

Current laws and regulations require certain closure, reclamation, and remediation work to be done on mineral properties as a result of exploration, development, and operating activities. The Company periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation, and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation, and remediation work is expected to be performed. Future closure, reclamation, and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature an extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities, and the possible participation of other potentially responsible parties.

The Company has estimated costs associated with the closure, reclamation, and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See the financial Note 4 for a related discussion.

PLAN OF OPERATIONS

Summary

During the second quarter of 2006, the Company concentrated its activities at the French Gulch project located in California.

At French Gulch, the Company continued work on the new portal and decline to access the Washington and Lucky-7 veins for excavation of the bulk sample. The Company also continued mill rehabilitation in preparation for milling operations of the bulk sample material. See the French Gulch section below for additional detail.

The Company will continue to seek projects that contain high grades and sufficient tonnage of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. This focus is primarily in the Mother lode belt in California and the Great Basin of the western United States. There is no assurance that the Company will locate high grades and sufficient tonnages of mineralization, or locate projects that contain the potential for mineralization concealed under post-mineral cover, or that there is high grade or sufficient tonnage of gold or silver to make a project commercially viable.

Unless the Company’s anticipated production projects contain commercially viable sources of gold or silver and until such time as it achieves significant revenues from the sales of gold or silver, the Company will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significant, and the Company cannot guarantee that it will be able to obtain the required working capital to bring a mine into commercial production.

As the Company proceeds with its production and exploration programs it will need to hire independent contractors as well as purchase or lease additional equipment.

French Gulch Nevada Mining Corp.

Land

On May 19th, 2005, the Company exercised its option to purchase the French Gulch project from the Washington Niagara Partnership. The purchase calls for a total cash payment of $1.5 million. All previous payments made by the Company are to be deducted from the total payment due. Bi-monthly payments will increase from $50,000 to $175,000, once production has begun. Per an amendment to the purchase agreement the company issued 234,000 restricted units at $0.75 per unit on June29, 2006 in the private offering. The $175,500 value of these units reduces the total purchase price to $1,324,500. In total the Company has made payments to date totaling  $378,416 toward the total purchase price.

Plant and Equipment

The French Gulch project includes a mill that operated as recently as 2002, consisting of a gravity and flotation circuit as well as a furnace for producing dore’ bricks. Most of the required trackless equipment necessary to complete the decline construction is onsite. This includes LHD units, a drill jumbo, hand held drills, a scissor lift, ventilation fans, air compressors, generator sets, and other miscellaneous equipment. The company is currently renting a haul truck, water truck, two excavators, a dozer, a skidsteer loader, and an additional air compressor on a purchase option basis where a portion of the rental costs are applied to the purchase price if the Company decides to buy out the equipment.

Location & Background

The Washington Niagara property consists of approximately 1824 acres, of which approximately 490 acres are patented lands. The property is located within the French Gulch mining district of the Klamath Mountains province, 15 miles northwest of Redding in northwestern California. French Gulch has been the largest producer in the province, yielding an estimated 1.5 million ounces of gold and it contains the highest grades in the province, with ore shoots typically grading above 0.5 ounces per ton and commonly above 1.0 ounces per ton. Coarse visible gold is common.

The Niagara mine workings, located about 3,500 feet west of Washington, are presently inaccessible. The mine consisted of 10 levels that exploited veins similar to those at Washington, with production over 500 feet vertically and along 1,200 feet of strike. The property has produced at least 200,000 ounces of gold, but production records are incomplete.

Current status

During the second quarter of 2006, the Company advanced the new decline further towards the Lucky 7 and Washington vein systems and completed the vent bypass. The I-level has also been completely rehabilitated and a drift has been started towards the main decline.

The Company continued to work on the mill to prepare the building for resumption of milling activity. Work included removal of scrap items, repair of wooden structures and framing, cleanup, and painting in addition to a new screen and a Falcon concentrator being installed. On June 9, 2006, the first test run of the entire mill was conducted. Subsequently, the mill has been run intermittently, and more testing has been conducted in order to improve functionality, gold recovery, water flows, and water treatment. The Company has also installed its own assay lab, overhauled its gold furnace system, and improved its storage facilities.

The Company resumed its surface exploration drilling and completed all 16 holes in the program. Once all assay results are received and transferred into the company’s 3-D modeling software for evaluation a new drilling program will be created and implemented.

As of June 30, 2006, the Company has spent $3.05 million in exploration costs and $505,000 on mill rehabilitation at French Gulch.

Future Work

The new decline will also access the Niagara mine. This distance between the Washington and Niagara mines will be approximately 2,500 feet in length. This leg of the decline is also planned to have diamond drill stations at 400 foot intervals.

Test mining from the new decline has started on the Washington vein and will be extended to the Lucky 7 vein, and possibly the Dean and No. 2 veins. Test mining of the first ore began in June 2006 and should be completed by the end of August 2006. Approximately 4,000 tons of material will be mined from the main vein and processed at the French Gulch mill during this phase.

The Company continues to plan for mill expansion if the French Gulch property goes into production. Pace Civil Inc. of Redding has been retained to assist in the engineering work required to convert the mill from its current capacity to the desired 500 tons per day capacity. Pace Civil is a multi disciplined engineering group based in Redding, California and is capable of providing the detailed civil, mechanical, structural and electrical engineering necessary to meet the various building codes and requirements of the State of California and Shasta County.

The Company intends to proceed with engineering work focused on the completion of the mill design and other infrastructure requirements. This includes:
•	Foundation design for the fine ore bin
•	Design of supports / foundations for the larger ball mill.
•	Procurement of equipment
•	Provision of structure over outdoor flotation cells and electrical equipment.
•	Revision of site electrical distribution system to reflect operational changes from previous operations.
•	Design of site offices and shop.
•	Development of new reclamation plan for the site reflecting changes in provision for waste storage and proactive reclamation proposals.
•	Design of mine backfill system.
•	Emergency spill response program.

The remaining capital expenditures required to equip the mine for planned production is estimated to be $2.1 million.

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

The Company is also planning surface exploration drilling between the Niagara and Washington mines. The drilling will first test below the historically mined levels at the Niagara Mine. The Company expects to continue with surface core drilling in other targets between the Washington and Niagara mine areas due to potential parallel veining, as is represented by the Lucky-7 and Washington veins. The area tested by drilling to date represents about 1% of the overall property; management believes there is substantial potential for additional vein structure. The recently completed surface drill program will help determine underground drill targets.

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

Other work in the mine will include the preparation of an underground equipment servicing / repair facility. This will be constructed underground in a yet to be determined location. The facility will be built underground to reduce surface congestion. It will also be simpler to contain any possible pollutants within the mine. Underground explosives magazines will also be completed to enhance explosives security on the mine site. The planned ore production for this phase is estimated to be 30,000 oz. The associated mine and mill operating costs are estimated to be $12.1 million, and the corresponding revenue derived from the ore produced is estimated to be $15 million. This is based on $500 per ounce of gold, which is conservative given the current price.

North Fork Mining Corp.

Plant and Equipment

The plant consists of electrical infrastructure and equipment to support initial mining operations. This includes an LHD, skid steer, hand held drills, and other tools and storage facilities.

Location & Background

The North Fork project is in the Alleghany mining district in the northern part of the Mother Lode Gold Belt in northeastern California, 35 km northeast of Grass Valley and about 3.5 km northwest of the Sixteen-to-One mine. North Fork Mining controls 42 unpatented mining claims under a lease with an option to purchase and is obligated to make advance royalty payments to the lessor of $10,000 per month between July 1st 2006 and July 1st 2007.

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

Given the high gold grades at North Fork, the limited development, the reported widths of the veins, and its location along strike with major gold vein systems at nearby Alleghany, Management believes the project may lead to the discovery of new high-grade reserves amenable to underground mining. There has been no systematic modern exploration on the property.

Current status

The Company does not claim to have any ores or reserves whatsoever at this time on the North Fork Property.

An exploration permit is in place, which does not expire until December 2006. Currently, the Company has two reclamation bonds in place totaling $29,800 with the U.S. Forest Service for financial assurances for completion of foreseeable reclamation related to underground and surface exploration.

The Company proceeded past the initial caved area and down ramp to the next cave. This cave has again been mined and secured as a series of “lifts” from the top down. The backs and walls have been bolted, screened and shotcreted as excavation proceeded. The second cave down to the top of the existing decline has been secured prior to suspension of activities at North Fork in February 2006 as a result of management’s decision to concentrate manpower and equipment at French Gulch. Operations at North Fork are planned to resume in the third quarter of 2006.

As of June 30, 2006, the Company has spent $305,000 in exploration costs at North Fork.

Proposed Exploration

Subject to the Company’s ability to raise sufficient funds, decline rehabilitation will continue as planned. The rate of advance has been better than expected through the caved portions of the decline. The work has been completed on a single shift basis to this point. The majority of the equipment required to complete the rehabilitation phase is onsite.

The rehabilitation of the decline will continue through 2006 and the estimated costs are $600,000 for the year.

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

The exploratory drilling preparation is planned from the existing upper level and estimated to cost $596,000. Completion of this drilling is planned for Dec 31, 2006.

Depending on the results of the early drilling program and the geological information gained from that activity, it may be necessary to advance an exploration drift into what is expected to be the hanging wall of the deposit. This will facilitate the drilling of a pattern of fanned holes back into the deposit from a more advantageous angle.

Antone Canyon Mining Corp.

Plant and Equipment

The Company does not own a plant or any equipment on the Antone Canyon Property.

Location & Background

The Antone Canyon Project is in Nye County, Nevada, 70km north of Tonopah and 13km southeast of the Round Mountain gold mine (15 Moz Au) operated by Barrick Gold Corporation and Kinross Gold Corporation. Lands within the project are administered by the U.S. Forest Service. The project consists of 60 unpatented mining claims under lease. In order to maintain the project, the Company must make annual payments to the lessor of $40,000 due in December.

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

Current status and Proposed Exploration

The Company does not claim to have any ores or reserves whatsoever at this time on the Antone Property.

The Company must conduct exploration to determine what amount of minerals, if any, exist on the Antone Canyon property and if any minerals that are found can be economically extracted and profitably processed. The exploration program is designed to economically explore and evaluate the Antone Canyon property.

Currently, the Company has a reclamation bond in place in the amount of $3,300 with the U.S. Forest Service for financial assurances for completion of foreseeable reclamation related to surface exploration.

Expenses totaled $9,600 for the Antone Canyon property during the first two quarters of 2006, primarily attributable to consulting and insurance.

For 2006 the Company plans to do 2,000 feet of surface drilling early in the fourth quarter. Total spending at Antone Canyon is estimated to be $108,000.

Cimarron Mining Corp.

Plant and Equipment

The Company does not own a plant or any equipment on the Cimarron Property.

Location & Background

Lands in the Cimarron project are administered by the U.S. Bureau of Land Management. The project consists of 24 unpatented claims under lease.

Current Status and Proposed Exploration

The Company does not claim to have any ores or reserves whatsoever at this time on the Cimarron Property.

No exploration activities have been conducted during 2006. Expenses totaled $1,200 at the Cimarron property for insurance.

As of June 30, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, agreed not extend the contract beyond its present term of August 22, 2006 since both parties were unable to come to an agreement with the holder of the remaining claims in the middle of the claim block.

Corcoran Canyon Mining Corp.

Plant and Equipment

The Company does not own a plant and there is no equipment on the property.

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

Current status and Proposed Exploration

The Company does not claim to have any ores or reserves whatsoever at this time on the Corcoran Canyon Property.

Currently, the Company has two reclamation bonds in place in the amount of $2,600 with the U.S. Forest Service and $6,700 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

Expenses totaled $220,000 for the Corcoran property during the first two quarters of 2006, primarily attributable to purchase option payments, professional fees, and insurance.

The option agreement expired on February 28, 2006. At this time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. As soon as the negotiation is finalized, the company will make the final payment of $160,000.

The option agreement expired on February 28, 2006. At that time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. On May 19, 2006 the Company completed negotiations made the final payment of $160,000.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together “Silver Quest”) entered into a joint venture. Silver Quest is required to pay the Company $10,000 within five days of execution of the agreement. Within 60 days from the date of the agreement Silver Quest must receive TSXV acceptance and at that time pay the Company $30,000 and 100,000 common shares of Silver Quest Resources LTD to keep the option in good standing.

Silver Quest can acquire an initial 51% interest in the property by making cash payments of $250,000, issuing 400,000 shares, and incurring $1,500,000 in exploration and development expenditures over a three year period. Silver Quest has a further option to increase its interest to 75%, by paying an additional $1.0 million, issuing an additional 500,000 shares, and incurring an additional $1.75 million (U.S.) in expenditures.

Wenban Spring Mining Corp.

Plant and Equipment

The Company does not own a plant and there is no equipment on the property.

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

Current status and Proposed Exploration

The Company does not claim to have any ores or reserves whatsoever at this time on the Wenban Spring property.

The Company must conduct exploration to determine what amount of minerals, if any, exist on the Wenban Spring property and if any minerals that are found can be economically extracted and profitably processed. The exploration program is designed to economically explore and evaluate the Wenban Spring property.

Currently, the Company has two reclamation bonds in place totaling $11,400 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

Expenses totaled $201,000 for the Wenban Spring property during the first two quarters of 2006, primarily attributable to purchase option payments, professional fees, and insurance.

For 2006, the Company is planning to maintain the property for future exploration with total spending on additional mapping and sampling, and rental fees estimated to be $50,000.

Painted Hills Property

Location and Background

In February 2004, Bullion River Gold staked 41 unpatented claims in the Painted Hills district in northwestern Nevada. The claims were 100% owned by Bullion River Gold Corp. During the third quarter of 2005, the Company paid claim maintenance fees to the BLM on 10 of the claims.

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

Based on studies, the Company believes that the geologic setting and alteration patterns are characteristic of productive epithermal gold systems in the region (Midas, Sleeper, Ivanhoe-Hollister, and Rosebud). The Painted Hills project has important geologic similarities to multi-million ounce epithermal gold deposits of the northwestern Great Basin, notably the Sleeper and Midas deposits. Potential exists at Painted Hills for discovery of a new, high-grade gold vein system.

Plant and Equipment

The Company does not own a plant or any equipment on the Painted Hills Property.

Current Status and Proposed Exploration

The Company does not claim to have any ores or reserves whatsoever at this time on the Painted Hills property.

The Company must conduct exploration to determine what amount of minerals, if any, exist on the Painted Hills property and if any minerals that are found can be economically extracted and profitably processed. The exploration program is designed to economically explore and evaluate the Painted Hills property.

Currently, the Company has a reclamation bond in place in the amount of $6,550 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

No exploration activities were conducted during the first two quarters of 2006. Expenses totaled $1,600 at the Painted Hills property for insurance.

As of June 30, 2006, the Company has paid claim maintenance fees to the BLM on 10 of the 41 claims. The Company expects to do some minimal exploration in third quarter of 2006 to determine the future on this property.

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

Location and Background

In March 2006, Bullion River entered into an exploration agreement with an option to purchase the Mission Mine project from TKM Corp. of Palm Springs, California. The Mission Mine property consists of 26 unpatented lode claims which are located about 58 km southeast of Twenty-Nine Palms in Riverside Co., California. The Mission Mine was originally developed between 1890 and 1930 as part of the Dale Mining District and contributed to the 17,000 oz of gold production during that time. The mine was reopened in 1981 when a production shaft was sunk to the 619 foot level and four working levels were developed along the vein for production. Underground channel sampling by TKM Corp, Asamera Minerals, USMX, and New Gold Corp. in the 1980’s and 1990’s indicated much of the Mission quartz-magnetite-specularite-pyrite vein contained between 0.25 oz/t and 2.0 oz/t Au. Recent surface sampling from the Mission vein and other surrounding veins has confirmed high gold contents from various quartz-magnetite veins in the district.

Since entering into the exploration agreement, Bullion River has located an additional 71 claims in the district to cover a series of old mines, veins, prospects, adits, and shafts. Three of the old mines, which were recently acquired by staking, had mills which produced gold from the ore.

Plant and Equipment

The Mission Mine project includes a mill, head frame, electrical equipment, and miscellaneous mining equipment that was used in the early to mid 1980’s while developing the Mission Mine. Most of the equipment is no longer serviceable and will be removed as scrap if the project progresses.

Current status and Proposed Exploration

The Company does not claim to have any ores or reserves whatsoever at this time on the Mission Mine Claims.

The Company must conduct exploration to determine what amount of minerals, if any, exist on the Mission Mine property and if any minerals that are found can be economically extracted and profitably processed. The exploration program is designed to economically explore and evaluate the Mission Mine property.

Ground magnetometer surveys have been conducted over the most prominent veins exposed on the claim blocks and they have defined the structural zones controlling the veining. Ongoing metallurgical scoping tests are being performed to determine economically feasible processes for gold recovery. The results of these tests are expected in the third quarter. Additional mapping and sampling of the various mines and veins found on the claims is planned for the third quarter of 2006. The Company is also working on permitting for a core drilling program to take place in winter 2006-2007.

Expenses totaled $137,000 for the Mission Mine property during the first two quarters of 2006, primarily attributable to purchase option payments, legal fees, and travel costs.

For 2006, the Company is currently in the process of permitting a plan of operations through the Barstow BLM office with the intent of improving the mine access road and starting a feasibility study for the mining district.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None; not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.     Defaults Upon Senior Securities.

None; not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.     Other Information.

None; not applicable.

Item 6.     Exhibits.

31.1	302 Certification of Peter M Kuhn

31.2	302 Certification of Nancy Huber

32	906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BULLION RIVER GOLD CORP.

Dated: August 14, 2006	By:	/s/ Peter M. Kuhn

Peter M. Kuhn Chief Executive Officer and Director

Dated: August 14, 2006	By:	/s/ Nancy Huber

Nancy Huber Chief Financial Officer and Director