Form 10QSB/A
period 2006-03-31
BULLION RIVER GOLD CORP
filed 2006-11-01
CIK 1168458

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Not applicable.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: September 20, 2006 - 58,142,970

Transitional small business disclosure format (check one): Yes [   ] No [X]

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

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, with the participation of the chief executive officer and of the chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the report, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

34

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

BULLION RIVER GOLD CORP.

Dated: October 25, 2006	By:	/s/ Peter M. Kuhn

Peter M. Kuhn Chief Executive Officer and Director

Dated: October 25, 2006	By:	/s/ Nancy Huber

Nancy Huber Chief Financial Officer and Director