Form 10QSB
period 2006-09-30
BULLION RIVER GOLD CORP
filed 2006-11-14
CIK 1168458

FORM 10-QSB
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 333-85414

BULLION RIVER GOLD CORP.
(Name of Small Business Issuer in its Charter)

NEVADA	98-0377992
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3500 Lakeside Court, Suite 200
Reno, Nevada 89509
(Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code: (775) 324-4881

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

Not applicable.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: November 10, 2006 - 58,309,637

Transitional small business disclosure format (check one): Yes [   ] No [X]

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash	$219,241	$124,788
Prepaids and other current	243,941	394,396
Inventory	89,639	66,404
Total current assets	552,821	585,588

Property and equipment, net	2,510,045	484,149

Other assets:
Deposits	121,661	267,226
Restricted reclamation deposits	169,720	172,950
Total other assets	291,381	440,176

Total assets	$3,354,247	$1,509,913

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,112,036	$309,640
Other current liabilities	7,685	170,758
Loans from related parties	-	13,453
Current portion of long term liabilities	290,117	63,216
Interest payable on convertible debt	32,062	-
Total current liabilities	1,441,900	557,067

Long term liabilities:
Convertible debt, net of discount	1,396,291	-
Capital lease obligations	174,671	128,281
Reclamation obligations	107,586	103,041
Total long term liabilities	1,678,548	231,322

Total liabilities	3,120,448	788,389

Shareholders’ equity:
Common stock; authorized 200,000,000 shares, $0.001 par value.
Issued and outstanding 58,142,970 and 39,243,581 respectively.	58,143	39,244
Additional paid in capital	18,845,363	8,825,579
Shares subscribed	-	387,500
Deficit accumulated during the exploration stage	(18,669,707)	(8,530,799)
Total shareholders’ equity	233,799	721,524

Total liabilities and shareholders’ equity	$3,354,247	$1,509,913

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		From Inception June 29, 2001 -
	2006	2005	2006	2005	September 30, 2006

Operating revenue	$-	$-	$-	$-	$-

Operating expenses:
Exploration	2,208,864	353,157	6,076,160	2,582,808	11,254,096
Mill operations	827,768	-	1,332,627	-	1,332,627
General and administrative	799,503	385,308	2,248,872	1,625,259	5,459,626
Depreciation and accretion	122,269	31,542	289,331	55,377	394,049
Total operating expenses	3,958,404	770,007	9,946,990	4,263,444	18,440,398

Loss from operations	(3,958,404)	(770,007)	(9,946,990)	(4,263,444)	(18,440,398)

Other income (expense):
Interest income	4,994	-	19,869	-	19,869
Interest expense	(246,857)	(51,108)	(269,257)	(51,305)	(340,846)
Gain on debt extinguishment	-	-	-	-	32,215
Other non-operating	58,650	(581)	57,470	(2,182)	59,453
Total other income (expense)	(183,213)	(51,689)	(191,918)	(53,487)	(229,309)

Net loss before income taxes	(4,141,617)	(821,696)	(10,138,908)	(4,316,931)	(18,669,707)
Income taxes	-	-	-	-	-

Net loss	$(4,141,617)	$(821,696)	$(10,138,908)	$(4,316,931)	$(18,669,707)

Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.20)	$(0.13)

Weighted average shares outstanding	57,596,208	32,965,581	51,801,859	32,965,581

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
(An Exploration Stage Company)
Consolidated Cash Flow Statements
(Unaudited)

	Nine Months Ended September 30		From Inception June 29, 2001-
	2006	2005	September 30, 2006
Cash Flows From Operating Activities

Net loss for the period	$(10,138,908)	$(4,316,931)	$(18,669,707)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	284,787	55,377	387,463
Accretion expense	4,544	-	6,585
Discount amortization	188,522	-	188,522
Gain on extinguishment of debt	-	-	(32,215)
Loss on other	1,190	-	1,190
Common stock issued for services and related expense	371,693	-	500,343

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaids and other current assets	150,455	6,918	(243,940)
Inventory	(23,235)	(51,486)	(89,639)
Deposits	148,795	(167,397)	(291,381)
(Decrease) increase in:
Accounts payable and accrued liabilities	802,396	381,501	1,125,372
Other current liabilities	(163,073)	-	(91,123)
Interest on Convertible Debt	32,062	-	32,062
Reclamation obligation	-	-	101,000

Net cash used in operating activities	(8,340,772)	(4,092,018)	(17,075,468)

Cash Flows From Investing Activities

Purchase of fixed assets	(2,038,581)	(228,498)	(2,433,911)

Net cash used in investing activities	(2,038,581)	(228,498)	(2,433,911)

Cash Flows From Financing Activities

Advance payable	-	-	118,880
Loans from related parties	(13,453)	784,304	-
Loan payable	-	40,000	170,000
Cash proceeds from sale of convertible debt	2,715,948	-	2,715,948
Cash proceeds from sale of common shares	8,614,717	3,190,246	18,080,778
Offering costs	(843,406)	55,380	(1,356,986)

Net cash received from financing activities	10,473,806	4,069,930	19,728,620

Effect of exchange rate changes on cash	-	(27)	-

Increase (decrease) in cash	94,453	(250,613)	219,241

Cash, beginning of the period (January 1)	124,788	273,331	-

Cash, end of period	$219,241	$22,718	$219,241

The accompanying notes are an integral part of these consolidated financial statements

Bullion River Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Unaudited)

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

On January 20, 2004, the company changed its name to “Bullion River Gold Corp.” Bullion River has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of September 30, 2006, there were 58,142,970 common shares issued and outstanding.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the company’s audited financial statements for the year ended December 31, 2005 included in the company’s annual report on Form 10-KSB.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At September 30, 2006, the Company had no options outstanding. At September 30, 2006, the Company had 35,857,442 warrants outstanding.

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

FIXED ASSETS
All assets are stated at historical cost. Depreciation is computed over the estimated useful life of the depreciable assets using the straight-line method. The useful lives for fixed assets are estimated as follows with no salvage value:

Furniture	3 to 5 years
Equipment	2 to 7 years
Computer Hardware	3 years
Computer Software	2 years
Buildings	10 years
On-Road Vehicles	5 years

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

As of July 1, 2006 the cost threshold for a purchase to be considered for capitalization was raised from $1,000 to $2,500. All items capitalized prior to July 1, 2006 will remain capitalized until they are fully depreciated or have been subject to a write-down due to impairment.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the quarter ended September 30, 2006.

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

The Company has estimated costs associated with the closure, reclamation and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 5 for a related discussion.

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Because the Company had no options outstanding as of September 30, 2006 there is no charge attributable to the periods ended September 30, 2006 and September 30, 2005.

CONVERTIBLE DEBT
EITF 00-27 states that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.  The Company has adopted this accounting practice for the convertible debt issued during the third quarter of 2006. The convertible debt and related discounts are summarized in Note 6.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of September 30, 2006, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. The Company has been focusing on implementing its business plan and additional financing will be required by the Company to fund its exploration programs and to support operations. Management plans to fund its future operations through private placement offerings, private loans, and operating revenue French Gulch. Management plans to mitigate its losses by abandoning projects that do not meet management’s specification for mineralization or do not have adequate tonnage potential. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders. There is no assurance that the Company will be able to generate revenues in the future. There is no assurance that they will be able to find projects meeting their specifications for mineralization or that the projects will have adequate tonnage potential. There is no assurance that the Company will commence commercial production should they find projects meeting their specification. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the nine months ending September 30, 2006:

Fixed assets	$2,744,585
Accumulated depreciation	(386,792)
Fixed assets, net	2,357,793

Property	110,203

Capital in progress	42,049

Property and equipment, net	$2,510,045

NOTE 5 - RECLAMATION ASSET AND OBLIGATION

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

The accretion of the reclamation obligation has been recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion entries as of September 30, 2006.

French Gulch

In connection with the new reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the new operating plan for the French Gulch property. At an accretion rate of 6%, the Company has expensed $3,207, for the nine months ended September 30, 2006. The total reclamation obligation as of September 30, 2006 is $74,407.

North Fork

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 as of December 31, 2005 for the North Fork property. At an accretion rate of 6%, the Company has expensed $1,338 for the six months ended September 30, 2006. Total reclamation obligation as of September 30, 2006 is $33,179.

The following is a description of the changes to the Company's reclamation liability and expenses as of September 30, 2006:

Estimated Reclamation Expense as of December 31, 2005 (Exploration)
French Gulch	$71,200
North Fork	31,841
Reclamation Obligation subtotal before Accretion	103,041

Changes to Reclamation Obligation for the period ending September 30, 2006
French Gulch Accretion Expense	3,207
North Fork Accretion Expense	1,338
Increase to Reclamation Obligation	4,545

Total Reclamation Obligation	$107,586

NOTE 6 - CONVERTIBLE DEBT

The following is a summary of the Company’s convertible debt outstanding for the nine months ending September 30, 2006:

Convertible debt	$2,715,948

Discount on convertible debt:
Relative fair value of detached warrants	(754,089)
Intrinsic value of conversion benefit	(754,089)
Discount amortization to date	188,521
Net discount on convertible debt	(1,319,657)

Convertible debt, net of discount	$1,396,291

NOTE 7 - COMMON STOCK

For the three quarters ending September 30, 2006 the Company has entered into the following consolidated equity transactions:

The Company has raised $6,238,352 in cash by issuing 13,251,704 common shares at $0.50 per share.

The Company has raised $2,216,750 in cash by issuing 2,955,672 common shares at $0.75 per share.

The Company has issued 667,386 common shares at $0.50 per share for services and related expenses.

The Company has issued 100,000 common shares at $0.75 per share for services and related expenses.

The Company has issued 1,924,627 common shares at $0.50 per share related to anti-dilution clauses in prior offerings.

NOTE 8 - STOCK OPTIONS AND WARRANTS

At September 30, 2006, the Company had zero stock options outstanding. At September 30, 2006, the Company had the following warrants outstanding:

Consolidated Warrants Outstanding
As of September 30, 2006

Period of Issuance	Period of Expiration	Total Warrants
2004 - 2nd Quarter	2007 - 2nd Quarter	975,000
2004 - 3rd Quarter	2007 - 3rd Quarter	1,343,335
2004 - 4th Quarter	2007 - 4th Quarter	859,712
2005 - 1st Quarter	2008 - 1st Quarter	846,000
2005 - 2nd Quarter	2008 - 2nd Quarter	2,846,841
2005 - 4th Quarter	2008 - 4th Quarter	1,500,000
2006 - 1st Quarter	2007 - 1st Quarter	684,133
2006 - 1st Quarter	2008 - 1st Quarter	13,014,969
2006 - 1st Quarter	2008 - 2nd Quarter	2,990,778
2006 - 2nd Quarter	2008 - 2nd Quarter	6,045,672
2006 - 3rd Quarter	2008 - 3rd Quarter	4,751,002
	Total Warrants Outstanding	35,857,442

A summary of the Company’s stock warrants as of September 30, 2006 and changes during the year is presented below:

		Weighted
	Warrants	Average Exercise Price

Outstanding, December 31, 2005	9,576,925	$1.05

Granted	27,936,554	0.83
Canceled	(383,333)	0.50
Exercised	(1,272,704)	0.50

Outstanding, September 30, 2006	35,857,442	$0.91

NOTE 9 - SIGNIFICANT EVENTS

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

The following is a summary of significant events related to the Company’s properties that have transpired during the quarter ending September 30, 2006.

French Gulch (Nevada) Mining Corp.
At September 30, 2006, the Company was in compliance with all of the terms of the option agreements related to the Washington Niagara purchase agreement and the Stump Family Trust agreement for the mining claims associated with the French Gulch property.

On August 7, 2006, Bullion River Gold Corp entered into a secured convertible debenture agreement with Elton Participation Group. To secure the agreement Bullion River pledged 100% of its ownership, including all stock and assets, of French Gulch (Nevada) Mining Corp.

North Fork Mining Corp.
At September 30, 2006, the Company was in compliance with all of the terms of the option agreements associated with the North Fork property.

Antone Canyon Property
At September 30, 2006, the Company was in compliance with all of the terms of the option agreement associated with the Antone Canyon property.

Corcoran Canyon Mining Corp.
At September 30, 2006, Silver Quest Resources LTD (Silver Quest) had made all required cash payments due to the Company but had not yet issued the 100,000 common shares of Silver Quest to stay in compliance with all of the terms of the option agreement associated with the Corcoran Canyon property.

Cimarron Mining Corp.
As of August 23, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, have allowed the option agreement for the property to expire as of that date because both parties were unable to come to an agreement with the holder of the remaining claims in the middle of the claim block.

Wenban Spring Mining Corp.
At September 30, 2006, the Company had paid all claim maintenance fees associated with the Wenban Spring property.

As of September 30, 2006, the Company has spent $6,750 on exploration to apply toward the ownership thresholds set forth in the option agreement detailed in the Company’s second quarter 10-QSB.

Painted Hills Claims
As of September 1, 2006, management has decided not to pursue any additional exploration at the Painted Hills property and has chosen not to renew the mining claims.

Mission Mine
At September 30, 2006, the Company was in compliance with all of the terms of the option agreement associated with the Mission Mine property.

Below is a summary of the mining claims held by the Company:

Bullion River Gold Corp.
Schedule of Mining Claims by Subsidiary
As of September 30, 2006

Nevada	# of Claims
Antone Canyon	60
Corcorran Canyon	130
Wenban Spring	292
Total Nevada Claims	482

California	# of Claims
French Gulch	121
North Fork	42
Mission Mine	97
Total California Claims	260

Total Claims	742

NOTE 10 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, there are no related party transactions.

As part of the option agreement between North Fork and a company controlled by the Bullion River president, North Fork granted a net smelter royalty of 1.5% on the 42 unpatented mineral claims to the company president. No transactions have resulted from this agreement.

NOTE 11 - SUBSEQUENT EVENTS

On October 5, 2006 the Company was fined $35,270 for Administrative Civil Liability by the California Regional Water Quality Control Board.

Since October 1, 2006 the Company has raised an additional $2.55 million in cash in the convertible debt offering which closed as of November 8, 2006. The Investors received two year warrants to purchase a total of 3,814,673 common shares of the Company at a purchase price of $1.00 per share.

Since October 1, 2006 the Company has recognized revenue totaling $273,000 from gold sales.

In an 8K announcement on November 13, 2006, the Company announced that it had finished the test mining phase at the French Gulch Mine and was commencing the production phase.

Item 2: Management’s Discussion and Analysis and Plan of Operations.

This document contains certain statements that are "forward-looking" statements (as the term is defined in the Private Securities Litigation Reform Act of 1995) which involve assumptions and describe our future plans, strategies, and expectations. Any such forward-looking statements are inherently speculative and are based on currently available information, operating plans, and projections about future expectations and trends. As such, they are subject to numerous risks and uncertainties, such as general economic and business conditions, the ability to acquire and develop specific projects, the ability to fund operations, and other factors over which Bullion River Gold Corp. may have little or no control. Actual results and performance may be significantly different from expectations or trends expressed or implied by such forward-looking statements.

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

Expenses for the nine months ending September 30, 2006 vs. September 30, 2005

Bullion River expenses totaled $10.1 million for the nine months ended September 30, 2006, an increase of $5.8 million or 134% over the nine months ended September 30, 2005.

The increase in total expenses was primarily attributable to exploration and mill operations. Exploration expenses totaled $6 million for the nine months as compared to $2.5 million last year, an increase of $3.5 million or 135%. Most of this increase is related to the French Gulch operations which were still in the preparation phase for starting the bulk sampling and site set up for the same period last year. The French Gulch mill rehabilitation began in January 2006 and test milling began in June. To date the mill has accumulated expenses totaling $1.3 million accounting for 23% of the expense increase from prior year. General and administrative expenses increased by $600,000, or 38%, due primarily to the increased level of support required by the exploration and mill activities at French Gulch. Other notable variances from last year include an increase in interest revenue of $20,000 and a net increase in non-operating revenue of $60,000 offset by an increase in interest expense of $218,000.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Bullion River had a cash balance of $219,000, on September 30, 2006. For the nine month period ending September 30, the Company had a net cash inflow of $94,000 which was made up of the following:

•
The Company used $8.3 million in operating activities. This operating cash outflow represents a net loss for the period of $10.1 million; reduced by $850,000 of non-cash expenses; reduced by a net decrease in operating assets of $275,000; and reduced by an increase in operating liabilities of $675,000.

•	The Company had cash outflow in investment activities of $2 million, which represents $2.3 million used for the purchase of fixed assets offset by a $300 thousand increase in lease obligations.
•
The Company had cash inflow from financing activities totaling $10.5 million from a net increase in debt of $2.7 million; a net increase in equity of $8.6 million; offset by offering costs of $800,000.

A decrease in working capital of $918,000 was due to an increase in current liabilities of $885,000 coupled with a decrease in current assets of $33,000. The increase in current liabilities is primarily attributable to increases in accounts payable and accrued liabilities. Bullion River has an accumulated deficit of $18.7 million since inception and has shareholder’s equity of $234,000. The Company has no contingencies or long-term agreements except for its commitments under the option agreements, premises, and rentals.

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

PLAN OF OPERATIONS

Summary

During the third quarter of 2006, the Company concentrated its activities at the French Gulch project located in northern California.

At French Gulch, the Company continued work on the main decline and other access points to access the Washington and Lucky-7 veins for excavation of the bulk sample. The Company also continued mill rehabilitation in preparation for milling operations of the bulk sample material. See the French Gulch section below for additional detail.

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

French Gulch Nevada Mining Corp.

Information on the location and background of the French Gulch property and the purchase option agreement are detailed in the 2005 10-KSB filing.

Through the results of the exploration drilling programs and test mining completed through September 30, 2006 the Company has determined that extensive vein-hosted gold mineralization is present at the French Gulch property. However, the Company does not claim to have any ore bodies that can be considered proven and probable at this time.

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

Current status

During the third quarter of 2006, the Company continued operating in its test mining phase. The new decline has advanced further towards the Lucky 7 and Washington vein systems and the explosives storage area, the water treatment cut out, and electrical power center cut out have been completed. Furthermore, a drift towards the Niagara vein system in the northwest part of the property was started. On the I-level, the drift towards the Main Decline was extended and ore from an old existing stope was pulled. A new decline from the existing I-level drift was driven in order to access the previously explored Washington vein area below the old existing stope and new stopes have been started and are being mined, both in the Washington and the Dean vein systems. Additionally, the company started extracting ore from the Lucky 7 vein system via the Robillard level.

The Company continued to make improvements on the mill structure and improved its milling activity. More testing had been conducted in order to improve functionality, gold recovery, water flows, and treatment. The Company has also installed an improved water treatment plant on surface and made several mechanical and equipment improvements.

The Company has completed all 16 holes in the most recent drilling program. All assay results are being received and transferred into the company’s 3-D modeling software for further evaluation.

During the nine months ending September 30, 2006, the Company has spent $2.2 million in exploration costs and $840 thousand on mill rehabilitation at French Gulch.

Future Work

The new decline is being continued in order to gain access to the Washington and Lucky 7 areas as well as to the Niagara vein system.

Test mining of the Washington, Lucky 7, and Dean vein systems is expected to be completed in the fourth quarter of 2006. Approximately 4,000 tons of material will be mined from the veins and processed at the French Gulch mill during this phase.

The Company is continuing planning for expansion of the mill if the French Gulch property goes into production. SGS of Toronto, Canada has been retained to assist in the engineering work required to convert the mill from its current capacity to that of at least 500 tons per day. SGS is a renowned multi disciplined engineering group that operates internationally with its main North American metallurgical office based in Toronto, Canada.

The Company intends to proceed with engineering work focused on the completion of the mill design and other infrastructure requirements that include:

•	Foundation design for the fine ore bin
•	Design of supports / foundations for the larger ball mill.
•	Procurement of equipment
•	Provision of structure over outdoor flotation cells and electrical equipment.
•	Revision of site electrical distribution system to reflect operational changes from previous operations.
•	Design of site offices and shop.
•	Development of new reclamation plan for the site reflecting changes in provision for waste storage and proactive reclamation proposals.
•	Design and implementation of mine backfill system.
•	Emergency spill response program.

The bulk sampling and mill upgrade will be completed in a staged schedule to meet permitting requirements. Several of the items have to be completed prior to the issuance of a county building permit.

After the decision is made to proceed into the production phase, underground development will continue in an effort to open new stoping blocks in the current development area and to access the Niagara Mine to the northwest. The development program will be an ongoing activity to ensure that sufficient mining areas are available to provide ore to the mill on a continuous basis as well as to provide additional underground drill sites for further exploration. At this time, management will need to schedule and implement the mill expansion discussed above to allow for greater throughput of ore material.

Other planned work in the mine will include the preparation of an underground equipment service and repair facility and an underground dry room for employees. These facilities will be built underground in order to reduce surface congestion as well as make it simpler to contain any possible pollutants within the mine. Underground explosives magazines will also be completed to enhance explosives security on the mine site. Engineering work has been completed for these facilities.

North Fork Mining Corp.

Information on the location and background of the North Fork property and the purchase option agreement are detailed in the 2005 10-KSB filing.

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

The Company suspended activities at North Fork in February 2006 as a result of management’s decision to concentrate manpower and equipment resources at French Gulch. There were no significant activities performed at North Fork during the third quarter. Operations at North Fork including winterization and preparation of the exploration permit renewal will resume in the fourth quarter of 2006.

As of September 30, 2006, the Company has spent $387,000 in exploration costs at North Fork.

Proposed Exploration

Decline rehabilitation at North Fork is planned to resume once the French Gulch mine is providing sufficient positive cash flows to finance the activity. The majority of the equipment required to complete the rehabilitation phase is onsite.

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

Antone Canyon Mining Corp.

Information on the location and background of the Antone Canyon property and the purchase option agreement are detailed in the 2005 10-KSB filing.

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

Expenses totaled $20,000 for the Antone Canyon property during the first three quarters of 2006, primarily attributable to consulting, claim maintenance fees, and insurance.

The Company’s plan to do 2,000 feet of surface drilling early in the fourth quarter of 2006 has been delayed until the second quarter of 2007 due to adverse weather conditions. Total spending for the drilling is estimated to be $108,000.

Cimarron Mining Corp.

As of August 23, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, have allowed the option agreement for the property to expire.

Corcoran Canyon Mining Corp.

Information on the location and background of the Corcoran Canyon property and the purchase option agreement are detailed in the 2005 10-KSB filing.

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

Expenses totaled $243,000 for the Corcoran property during the first two quarters of 2006, primarily attributable to purchase option payments, claim maintenance fees, professional fees, and insurance.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together “Silver Quest”) entered into a joint venture. As of September 30, 2006, Silver Quest had made all cash payments due to the Company but had not yet issued the 100,000 common shares of Silver Quest to stay in compliance with all of the terms of the option agreement.

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

As of September 30, 2006, Silver Quest has prepared an exploration drilling program using a Diamond drill rig. The program has commenced and results are not available as of yet.

Wenban Spring Mining Corp.

Current information on the location and background of the Wenban Spring property is detailed in the 2005 10-KSB filing.

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

Expenses totaled $242,000 for the Wenban Spring property during the first three quarters of 2006, primarily attributable to purchase option payments, professional fees, and insurance.

For 2006, the Company is planning to maintain the property for future exploration with total spending on additional mapping and sampling, and rental fees estimated to be $25,000.

Painted Hills Property

As of September 1, 2006, management has decided not to pursue any additional exploration at the Painted Hills property and has chosen not to renew the mining claims.

Mission Mine Project

Land

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The Company has made payments of $100,000 for exploration rights through September 1, 2009.

Location and Background

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

Ground magnetometer surveys have been conducted over the most prominent veins exposed on the claim blocks and they have defined the structural zones controlling the veining. Ongoing metallurgical scoping tests are being performed to determine economically feasible processes for gold recovery. The results of these tests are being evaluated. Additional mapping and sampling of the various mines and veins found on the claims is planned in the future. The Company is also working on permitting for a core drilling program to take place in winter 2006-2007 and at present, an independent geological evaluation is being conducted.

Expenses totaled $207,000 for the Mission Mine property during the first three quarters of 2006, primarily attributable to purchase option payments, claim maintenance fees, consulting, and legal fees.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2006 the Registrant completed the offer and sale of an aggregate of 6,869,007 Units, with each Unit consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock. Through July 10, 2006 the Registrant received $ 4,094,251 in gross proceeds from the subscriptions and $3,929,251 in net proceeds from the subscriptions after the deduction $165,000 in finder’s fees and other fees and expenses in the offering. Proceeds of the Financing are anticipated to be used to continue development of the French Gulch Mine. The Company filed a Current Report on Form 8-K with respect to this transaction on July 19, 2006.

On August 3, 2006, the Company entered into a Securities Purchase Agreement with one investor (the "Investor") for an aggregate amount of (i) $2,000,000 in secured convertible notes, and (ii) warrants to purchase 2,666,667 shares of the Company’s common stock (the "Financing"). Proceeds of the Financing are anticipated to be used to continue development of the French Gulch Mine. The Company filed a Current Report on Form 8-K with respect to this transaction on August 3, 2006.

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

BULLION RIVER GOLD CORP.

Dated: November 14, 2006	By:	/s/ Peter M. Kuhn

Peter M. Kuhn Chief Executive Officer and Director

Dated: November 14, 2006	By:	/s/ Nancy Huber

Nancy Huber Chief Financial Officer and Director