Form 10KSB
period 2006-12-31
BULLION RIVER GOLD CORP
filed 2007-04-05
CIK 1168458

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ____________

Commission File No. 333-85414

BULLION RIVER GOLD CORP.
(Name of Small Business Issuer in its Charter)

NEVADA	98-0377992
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3500 Lakeside Court, Suite 200
Reno, Nevada  89509
(Address of Principal Executive Offices)

Issuer's Telephone Number: (775) 324-4881

Securities Registered under Section 12(b) of the Exchange Act:  None
Name of Each Exchange on Which Registered:  None
Securities Registered under Section 12(g) of the Exchange Act:  None

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the Registrant's revenues for its most recent fiscal year: December 31, 2006 - $804,190.

State the aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 28, 2007 - $36,391,157. There are approximately 54,315,159 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the bid price of the Company’s common as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date ($0.67).

Issuers Involved in Bankruptcy Proceedings
During the past Five Years

Not Applicable.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:  March 28, 2007 - 63,079,096

Documents Incorporated by Reference

See Part III, Item 13.

Transitional Small Business Issuer Format: Yes ☐  No ☒

Part I

Item 1.  Description of Business

(a) Business Development

Bullion River Gold Corp. (“the Company”) was incorporated under the laws of the State of Nevada on June 29, 2001, under the original name “Dynasty International Corporation.” The Company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003, when it changed its business direction to the exploration of gold and silver in the western United States.

On December 9, 2003, five of the current Nevada subsidiaries of the Company were incorporated and sold to the Company. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork (Nevada) Mining Corp. and Thomas Creek Mining Corp., which changed its name to Wenban Spring Mining Corp. on September 28, 2004. On September 30, 2004, the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004. All of these corporations are sometimes collectively called, the “Subsidiaries”. On January 20, 2004, the Company changed its name to “Bullion River Gold Corp.”

The Company has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of March 28, 2007, there were 63,079,096 common shares issued and outstanding.

In November 2006 the Company announced that it had concluded its bulk sampling and testing phase at the French Gulch mine site. At that point Management concluded that substantial testing of the mining processes and equipment had been completed and the Company was now operating with the intent to extract and process known mineralized deposits in order to generate revenue. As of December 31, 2006, the Company had produced approximately 1281 ounces of gold and 359 ounces of silver and had realized approximately $804,000 in revenue.

The Company intends to carry out exploration activities primarily in regions containing gold or silver deposits in the western United States. The Company is seeking projects that contain or have the potential to contain high grades and large deposits of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. Although the Company has identified some high grade ore in the French Gulch project, this subsidiary has not yet been cash flow positive. There is no assurance that the Company will locate any additional high grade or large deposits, or locate projects that contain the potential for mineralization concealed under post-mineral cover.

Neither the Company nor any of the Subsidiaries has been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of the Company’s business.

(b) Business of Bullion River Gold Corp.

Bullion River Gold Corp. is a mineral production and exploration company. The Company, through the Subsidiaries, conducts gold and silver mineral production and exploration on properties in the western United States. See “Item 2, Description of Property,” regarding the acquisition of the option agreements for more information.

The Company announced production at its French Gulch Subsidiary in November of 2006. Although we believe drilling and test mining in this location has demonstrated there is the potential for a commercially viable mine, to date French Gulch has not provided enough gold to be cash flow positive. There is no assurance that a commercially viable ore body, or reserve, exists in any of the mineral claims until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. The Company’s current plans are strictly limited to research and exploration at its other properties.

Based on successful test mining and drilling at its French Gulch subsidiary the Company is actively mining in this location. The property has not produced enough gold to be cash flow positive and still requires additional working capital to continue operations. There is no assurance that the Company will be able to raise additional working capital through equity or debt financing.

The Company intends to try to remove any mineralized material from its other subsidiaries’ properties, if economically viable. If mineralized material is found on any of the Company’s mineral exploration projects and removal is warranted, and the Company does not have the adequate working capital to do so, the Company will have to sell additional common shares or borrow money to finance the cost of removing the mineralized material. There is no assurance that the Company will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted, and there is no assurance the Company will be able to raise additional working capital through equity or debt financing.

Competition

The Company competes with other mining and exploration companies possessing greater financial resources and technical facilities than the Company in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. The gold mining industry is fragmented, and the Company is a relatively small participant in the gold and silver mining market. Many of the Company’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties. Some of these competitors have been in business for longer than the Company and may have established more strategic partnerships and relationships than the Company.

There is significant competition for the limited number of gold acquisition opportunities and, as a result, the Company may be unable to continue to acquire an interest in attractive gold and silver mineral exploration properties on beneficial terms.

While the Company competes with other exploration companies, there is no competition for the exploration or removal of mineralized material from the Company’s properties. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. The largest are Handy & Harman, Englehard Industries and Johnson Matthey, Ltd. The wholesale purchase of precious metals is affected by a number of factors beyond the Company’s control. The factors are:

•	Fluctuations in the market price for gold

•	Fluctuating supplies of gold

•	Fluctuating demand for gold

•	Mining activities by other companies

If the Company finds gold or silver that is deemed of economic grade and in sufficient quantities to justify removal, the Company would seek additional capital through equity or debt financing to build a mine and plant. The Company would then mine the gold or silver. After mining, the Company would process the ore through a series of steps that produces a rough concentrate. This rough concentrate would then be sold to refiners and smelters for the value of the mineral contained therein, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open markets through brokers who work for wholesalers, including the major world wholesalers set forth above.

Mining Equipment, Employee and Contractor Availability

Competitive demand for employees and contractor services and unforeseen shortages of supplies and / or equipment could result in disruption of planned exploration and mining activities.  Current demand for exploration drilling services is robust and may result in suitable equipment and trained manpower being unavailable at scheduled times in the Company's exploration schedule.  The Company will attempt to locate products, equipment and materials after sufficient funds have been raised. If the Company cannot find the products and equipment it needs for the various mineral exploration programs, the Company will have to suspend its mineral exploration and mining programs until the Company can find the employees, contractors and/or equipment it needs.

Government Controls and Regulations

The various levels of government controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards, land use standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations, and may require that some former mineral exploration properties be managed for long periods of time.

The Company’s exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act and all the related state laws in California and Nevada where the Company mineral interests are situated.

The State of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act” in Nevada) in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance. The State of California has similar regulations applicable to California operations.

The Company is required to obtain work permits from the Bureau of Land Management and the U.S. Forest Service for any exploration work that results in a physical disturbance to the land. The Company is not required to obtain a work permit for any phase of its proposed mineral exploration programs that does not involve any physical disturbance to the mineral claims. The Company is required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs. As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, the Company will be required to post bonds and file statements of work with the Bureau of Land Management and with the U.S. Forest Service. The Company will be required by the Bureau of Land Management and the U.S. Forest Service to undertake remediation work on any development activities that results in physical disturbance to the mineral claims. The cost of remediation work will vary according to the degree of physical disturbance.

It is the Company’s objective to provide a safe working environment, not to disrupt archaeological sites and to conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

The Company has secured and will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. In July of 2006 the Company accidentally discharged water into an active stream. The discharge was discovered and addressed with all due haste. The Company was charged a fee for this act of $35,270, which was promptly paid by the Company . Management anticipates no additional discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation and re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adits or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of the Company’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

The Company and its Subsidiaries are in compliance with the applicable law and will act to comply with that law in the future. Management believes that such compliance will not adversely affect the Company’s business operations in the future or its competitive position. Although the Company makes every attempt to comply with the foregoing, and has put in place contingency plans, there is no guarantee that an unforeseen occurrence may cause non compliance, and the Company may face penalties if there is a non compliance situation.

Effect of Existing or Probable Governmental Regulations on the Company’s Business

The Company’s business is subject to various levels of governmental controls and regulations, which are supplemented and revised from time to time. The Company is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company or one of its Subsidiaries.

Dependence on One or a Few Major Customers

The Company currently sells 100% of its gold and silver to one customer, however, gold and silver can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time. Since there are a large number of available gold and silver purchasers, the Company is not dependent upon the sale of gold or silver to any one customer. Management believes that, because of the availability of alternative refiners, no material adverse effect would result if the Company lost the services of its current refiner.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

Neither the Company nor its subsidiaries currently owns any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

The Company’s web sites are copyrighted upon loading. www.bullionriver.com and www.bullionrivergold.com are registered domain names of the Company. The Company and its Subsidiaries will seek further trademark protection for any associated domain names.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2006, the Company had 10 full time employees in the corporate offices and 111 full time employees in the field.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained herein and in our filings with the Securities and Exchange Commission that can be viewed in the Edgar Archives at www.sec.gov before deciding whether to invest in our Company. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report. With respect to this discussion, the terms “Bullion River,”  “Company,” "we," "us" and "our" refer to Bullion River Gold Corp., and our wholly-owned Subsidiaries.

Please consider the following risk factors before deciding to invest in Bullion River’s common shares.

Risks associated with the Company’s business and properties:

1.	The Company lacks an operating history and has losses that it expects will continue into the future. If the losses continue, the Company will have to suspend operations or cease operations.

The Company has little operating history upon which an evaluation of its future success or failure can be made. The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s net loss since inception through December 31, 2006 is $24,100,377. For the 12 month period ended December 31, 2006, total net loss was increased by $15,569,578. See “Management Discussion and Analysis” below under Part II, Item 5, for more details.

The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) locate a profitable mineral property, (2) generate revenues from its planned business operations, and (3) reduce exploration costs. Based upon current plans, the Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of its mineral properties and the French Gulch property is not operating profitably. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause the Company to suspend or cease operations.

2.
The Company’s auditors have issued a going concern opinion and if the company is unable to raise sufficient capital, it may not be able to achieve its objectives and may have to suspend or cease operations.

The Company’s auditors have issued a going concern opinion. This means that the auditor believes there is uncertainty that the Company can continue as an ongoing business for the next 12 months. If the Company is unable to obtain additional debt or equity funding it may have to suspend or cease operations.

3.
Although the Company identified areas of mineralization on its properties, it has no known ore reserves and cannot guarantee that it will find any ore reserves. The Company does not know if its current mineralized areas or any ore reserves it finds will be profitable. If no profitable mineralized areas or ore reserves are found, the Company may have to cease operations.

Although the Company has started production at its French Gulch property, it is not profitable. All but one of the Company’s mineral claims are in the exploration stage and none of the mineral claims has any known ore reserves or generates any cash flow. With the exception of French Gulch, the Company has not identified any mineable gold or silver reserves on any of the mineral claims and the Company cannot guarantee that it will ever find any ore reserves at its other properties. Although the Company is in production at French Gulch, this property is not cash flow positive. Even if the Company finds that there is gold or silver on any of its mineral claims, the Company cannot guarantee that it will be able to recover enough gold or silver from an ore reserve or generate enough cash flow from that ore reserve to be profitable. Even if the Company recovers gold or silver, it cannot guarantee that it will make a profit. If the Company cannot find gold or silver, or it is not economical to recover the gold or silver, the Company will have to cease operations.

4.	The Company does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs and as a result may have to suspend operations.

The Company’s mineral exploration programs are limited and restricted by the amount of working capital that the Company has and is able to raise from financings. The Company does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs. As a result, the particular Subsidiary may have to suspend or cease its operations on those particular mineral claims. The Company’s current operating funds are less than necessary to complete proposed mineral exploration programs of each of the Subsidiaries, and therefore the Company will need to obtain additional financing in order to complete each of the proposed mineral exploration programs. Currently the Company is focusing its development at the French Gulch property. This property is in production, but has not produced enough gold and silver to be cash flow positive. The Company may have to cease operations if it is unable to raise capital to continue operations at French Gulch before the property generates enough gold and silver to be profitable.

The Company can provide no assurance to investors that the Company will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including the availability of gold and silver in commercial quantities, the market prices for gold and silver, investor acceptance of the Company’s mineral claims and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through the sale of equity capital or debentures. Any sale of share capital will result in dilution to existing shareholders. Issuance of debentures also increases the risk to investors if the Company is unable to repay a debenture, because debt holders will likely be paid before any shareholder on liquidation. Other anticipated alternatives for the financing of further exploration would be the offering by the Company of an interest in the mineral claims to be earned by another party or parties carrying out further exploration, private loans, or bonds.

5.	The Company’s success is dependent on good labor and employment relations.

Production at French Gulch is dependent upon the efforts of our employees. Relations between the Company and our employees may be impacted by changes in labor relations resulting from, among others, action or inaction employee groups, unions, and the governmental authorities. Adverse changes in such laws, regulations, rules or in the relationship between the Company and our employees, may have a material adverse effect on our business, results of operations, and financial condition.

6.
If the Company and its Subsidiaries do not complete the required exploration expenditures and make the required option payments mandated in the various option agreements, the Company will lose its interest in the mineral claims and the Company’s business may fail.

The Company and its Subsidiaries are obligated to incur a minimum amount of exploration expenditures on certain mineral claims in accordance with the various option agreements that the Subsidiaries are party to in order to maintain the option agreements in good standing and to be able to exercise the option and obtain a 100% interest in the mineral claims. The Company’s existing cash reserves are insufficient to enable it to incur the minimum amount of exploration expenditures required. The Company will require substantial working capital to fund the continued exploration of the mineral claims and to exercise the various options. If the Company does not incur the exploration expenditures required by the option agreements, the Company may forfeit its interest in those respective mineral claims. The Company has not raised the required additional financing and cannot provide any assurance to investors that the additional financing will be available to it on acceptable terms, or at all, to incur exploration expenditures, to make option payments, to continue operations, to fund new business opportunities or to execute its business plan. The Company is currently late in making option payments for French Gulch and North Fork properties. If the Company loses its interest in the optioned mineral claims, then there is a substantial risk that its business will fail.

7.
Adverse weather may make access to certain mineral claims impossible during the year. This will delay the Company’s proposed mineral exploration programs, which could prevent the Company from generating revenues.

The Company’s proposed exploration programs on certain mineral claims can only be performed approximately seven to nine months out of the year. This is because rain and snow cause roads leading to these mineral claims to be impassable during three to five months of the year. When roads are impassible, the Company is unable to continue with its mineral exploration programs on these mineral claims and, as a consequence, unable to generate revenues.

8.	The Company may not have access to all of the supplies and materials that it needs for exploration, which could cause the Company to delay or suspend its operations.

Competitive demand for contractor services and unforeseen shortages of supplies and / or equipment could result in disruption of planned exploration activities.  Current demand for exploration drilling services is robust and may result in suitable equipment and trained manpower being unavailable at scheduled times in the Company's exploration schedule.  The Company will attempt to locate products, equipment and materials after sufficient funds have been raised. If the Company cannot find the products and equipment it needs for the various mineral exploration programs, the Company will have to suspend its mineral exploration programs until the Company can obtain the products and equipment it needs.

9.	The Company may not be able to attract and retain qualified key personnel necessary for the implementation of its business strategy and mineral exploration programs.

The Company’s future success depends largely upon the continued service of its board members, executive officers and other key personnel. The Company’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

The Company may have particular difficulty attracting and retaining key personnel for its mineral exploration programs. The Company does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact the Company’s ability to complete its mineral exploration programs.

10.	Unforeseen title defects may result in a loss of entitlement to production and reserves.

Ownership of the Company’s properties could be subject to prior undetected claims or interests. Although we have performed title reviews of our properties, the reviews do not guarantee or certify the chain of title against all adverse claims or contingencies. If any title defect were to arise, our entitlement to the mineral rights associated with our properties could be jeopardized, and could have a material adverse effect on our financial condition, results of operations and our ability to timely execute our business plan.

Risks associated with the Company’s industry.

11.	Because of the speculative nature of exploration of mineral properties, there is a substantial risk that the Company’s business will fail.

The search for valuable minerals as a business is an extremely high risk enterprise. The Company cannot provide investors with any assurance that its interest in mineral claims that it has optioned contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by the Company in the exploration for minerals may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, the Company would be unable to complete its business plan.

12.
The gold and silver markets are volatile markets that can have a direct impact on the Company’s revenues and profits, and the market conditions will effect whether the Company will be able to continue its operations.

As of March 28, 2007, the price of an ounce of gold was approximately $665 and the price of an ounce of silver was approximately $13.32. In order to maintain operations, the Company will have to sell its gold and silver for more than it costs to mine it. While the current prices are favorable, if the Company cannot make a profit, it will have to cease operations until the price of gold increases or cease operations. Because the cost to mine the gold is fixed, but subject to inflation, the lower the market price of gold, the greater the chance that the Company’s operations will not be profitable and that the Company will have to cease operations.

In recent decades, there have been periods of both worldwide overproduction and underproduction of certain mineral resources. Such conditions have resulted in periods of excess supply of, and reduced demand for, these minerals on a worldwide and domestic basis. These periods have been followed by periods of short supply of, and increased demand for, these mineral products. The excess or short supply of mineral products has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

The mining exploration and development industry may be sensitive to any general downturn in the overall economy or currencies of the countries to which the product is produced or marketed. Substantial adverse or ongoing economic, currency, government or political conditions in various world markets may have a negative impact on the Company’s ability to operate profitably.

13.	Because of the inherent dangers involved in mineral exploration, there is a risk that the Company may incur liability or damages as the Company conducts its business.

The search for valuable minerals involves numerous hazards. As a result, the Company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure or against which the Company may elect not to insure. The payment of such liabilities may have a material adverse effect on the Company’s financial position.

14.	The Company faces significant competition in the mineral exploration industry.

The Company competes with other mining and exploration companies possessing greater financial resources and technical facilities than the Company in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of gold or silver acquisition opportunities and, as a result, the Company may be unable to acquire an interest in attractive gold and silver mineral exploration properties on beneficial terms.

15.	Governmental regulation or any change in such regulation may adversely affect the Company’s business.

There are several governmental regulations that materially restrict the use of minerals. Under the applicable laws and regulations, to engage in certain types of exploration will require work permits, the posting of bonds and the performance of remediation work for physical disturbance to the mineral claims. Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process. Although the Company makes every effort to operate within government regulations, there is no guarantee against an adverse occurrence. In July 2006 the Company accidentally discharged water into a stream. The Company addressed the issue as soon at it was aware of the occurrence; however, the Company paid a fine of thirty five thousand two hundred and seventy dollars. The Company attempts to comply with the laws and regulations, and has put in place contingency plans, but there is no guarantee that another unforeseen occurrence may cause non-compliance, and the Company could face additional penalties if there is a non-compliance.

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase The Company's costs of doing business and prevent the Company from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit the Company's ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that have not yet been applied. These new laws may increase the Company’s cost of doing business with the result that its financial condition and operating results may be harmed

16.	The Company’s business and operating results will be harmed if it is unable to manage growth in its business.

The Company’s business may experience periods of rapid growth that will place significant demands on the Company’s managerial, operational and financial resources. In order to manage this growth, the Company must continue to improve and expand its management, operational and financial systems and controls, including quality control and delivery capabilities. The Company will also need to continue to expand, train and manage its employee base. The Company must carefully manage mineral exploration capabilities and production and inventory levels to meet product demand. The Company cannot assure that it will be able to timely and effectively meet that demand and maintain the quality standards required by its existing and potential clients. In addition, inaccuracies in the Company’s demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. If the Company ineffectively manages its growth or is unsuccessful in recruiting and retaining personnel, its business and operating results will be harmed.

Risks associated with the Company’s common stock.

17.	The Company’s stock price is volatile.

The stock markets in general and the stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of the Company’s common shares has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of the Company’s common shares include:

a.	actual or anticipated variations in the Company’s results of operations;

b.	The Company’s ability or inability to generate new revenues;

c.	increased competition;

d.	government regulations, including mineral exploration and environmental regulations;

e.	conditions and trends in the mineral exploration industry;

f.	proprietary rights;

g.	rumors or allegations regarding the Company’s financial disclosures or practices; or

h.	the volatility of the gold and silver markets.

The Company’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company’s common stock.

18.
A small number of the Company’s stockholders own a substantial amount of the Company’s common shares, and if such stockholders were to sell those shares in the public market within a short period of time, the price of the Company’s common shares could drop significantly.

Because a small number of the Company’s stockholders own a substantial amount of the Company’s common shares, those shareholders will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. Also, sales of a large number of shares of the Company’s common shares or even the availability of a substantial number of common shares for sale could have the effect of reducing the price per share of the Company’s common shares.

19.	The Company may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

The Company’s future success depends largely upon the continued service of its board members, executive officers and other key personnel. The Company’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mining industry.

The Company may have difficulty attracting and retaining key personnel. The Company does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact the Company’s ability to complete its mining programs.

20.
Failure by the Company to achieve and maintain effective internal controls over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2007. In order to comply, management will have to assess and attest to the Company's internal controls over financial reporting, and, beginning with the year ending December 31, 2008, we will have to obtain an annual attestation from our independent auditors regarding our internal control over financial reporting and management’s assessment of internal control over financial reporting. We cannot be certain as to the timing of completion of our internal control evaluation, testing and remediation actions or of their impact on our operations. Upon completion of this process, we may identify various control deficiencies under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

21.	The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common shares and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop, carry on, and expand its business.

22.	“Penny Stock” rules may make buying or selling the Company's common shares difficult, and severely limit their market and liquidity.

Trading in the Company’s common shares is subject to certain regulations adopted by the Securities and Exchange Commission (the “SEC”) commonly known as the “penny stock” rules. The Company’s common shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of the Company’s common shares, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in the Company’s common shares, which could severely limit their market price and liquidity of its common shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Item 2. Description of Property

The Company operates from its principal executive office at 3500 Lakeside Court, Suite 200, Reno Nevada. The Company’s telephone number is 775-324-4881. In February 2006, the Company leased this premises for three years starting on April 1, 2006 subject to tenant improvements.  The Company sought out more office space at a reduced rate per square foot.  The new offices are 6,150 square feet with the initial lease period of 3 months at a rate of $6,000.  Months 4-12 are at $7,687 per month.  This amount will increase to $7,918 per month for the second year, and increase to $8,156 for the third year.  The additional space was required for mine engineering, geology services, and additional investor communications services.  During the fiscal year ending December 31, 2006, Bullion River Gold paid $77,517 for rent. For information about additional property or assets under contract, see the heading “Contractual Obligations” in Part II, Item 6.

1)	French Gulch (Nevada) Mining Corp.

On May 19, 2005, the Company exercised its option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property included in that agreement. Upon exercise of the option French Gulch gained all rights incident to ownership of real property allowed by law, including the right to develop and mine the property. The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of December 31, 2006, the Company had delayed its December 2006 option payment of $175,000.

The Company has staked 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. The Company has named these newly staked claims, along with the Washington -Niagara property, the “French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch. All claim maintenance fees and taxes were current as of December 31, 2005 and 2006.

During August of 2006, the Company purchased a parcel of undeveloped land located in the township of French Gulch, CA for the sum of $110,203. The property is going to be used for mine administration office space.

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

For more information and details on the French Gulch Property, see “Management’s Discussion and Analysis or Plan of Operation” in Part II, Item 6.

2)	North Fork Mining Corp.

On February 23, 2004, the Company, through the wholly-owned subsidiary, North Fork Mining Corp. ("North Fork"), was assigned three options to acquire a 100% undivided right, title, and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The options were assigned from Golden Spike Mining, a Nevada corporation controlled by the president of the Company, for an assignment fee of $129,115. Peter M. Kuhn is a director and President of Bullion River and the sole director and officer of North Fork and a director and the President of Golden Spike Mining. As additional consideration for the assignment of the option agreements, North Fork granted Golden Spike Mining a net smelter royalty of 1.5% on the 42 unpatented mineral claims. See Exhibit 10.5 for more information as referenced in Part III, Item 13.

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

The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of December 31, 2006, the Company had delayed its December 2006 option payments of $5,000 each.

For more information and details on the North Fork Property see “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 6.

3)	Antone Canyon Property

On January 9, 2004, the Company's wholly-owned subsidiary, Antone Canyon Mining Corp. ("Antone"), was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the president of the Company, for an assignment fee of $146,142.

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

At December 31, 2006 all option payments have been paid and are in good standing.

For more information and details on the Antone Canyon Property see “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 6

4)	Corcoran Canyon Mining Corp.

On February 18, 2004, the Company's wholly-owned subsidiary, Corcoran Canyon Mining Corp. ("Corcoran"), was assigned an option to acquire a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the President of the Company, for an assignment fee of $43,596. See Exhibit 10.2 for more information as referenced in Part III, Item 13.

In addition, Golden Spike Mining agreed to transfer all of its right, title and interest in 89 contiguous unpatented mineral claims to Corcoran.

The option agreement with Landore Resources expired on February 28, 2006. At that time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. On May 19, 2006 the Company made a final payment of $160,000 to take ownership of the property.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together “Silver Quest”) entered into a joint venture. Silver Quest was required to pay the Company $10,000 within five days of execution of the agreement. Within 60 days from the date of the agreement Silver Quest was to receive TSXV acceptance and at that time pay the Company $30,000 and 100,000 common shares of Silver Quest Resources LTD to keep the option in good standing.

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

At December 31, 2006, Silver Quest was in compliance with all of the terms of the option agreement with the Company.

For more information and details on the Corcoran Canyon Property, see “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 6.

5)	Cimarron Mining Corp.

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

On January 19, 2006, the Company entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of the Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The terms of the agreement include: $10,000 in cash for each property, which was paid on January 20, 2006 and 125,000 restricted shares of Bullion River common stock for each property which were issued on May 1, 2006. Bullion River is obliged to spend $150,000 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000, Bullion River can increase its ownership to 76%. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10% ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

For more information and details on the Wenban Spring Property see “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 6.

7)	Painted Hills Claims

As of September 1, 2006, management has decided not to pursue any additional exploration at the Painted Hills property and has chosen not to renew the mining claims.

8)	Mission Mine Claims

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company has made the following payments to TKM Corp.

1.	Non-refundable $10,000 payment on February 18, 2006 upon entering into the agreement.
2.	$40,000 on February 24, 2006 for the right to explore the property through August 31, 2006.
3.	$50,000 on September 1, 2006 for the right to explore the property from September 1, 2006 until September 1, 2009.

TKM has granted the Company the exclusive right and option to purchase the property as follows:

1.	Option executed up until August 31, 2007 - $1.5 million.
2.	Option executed from September 1, 2007 to August 31, 2008 - $2.0 million.
3.	Option executed from September 1, 2008 to August 31, 2009 - $2.5 million.

In addition to the dollar amount defined above, the purchase price shall include a 2.5% Net Smelter Royalty for the first three years of production from the property.

On November 16th, 2006 the Company entered into an exploration permit with the option to purchase 34 unpatented lode mining claims from Nevada Eagle Resources LLC (NER). The 32 LA claims ( LA 1-17and 19-31) claims and the MMC 1 and 2 claims are located in the Dale Mining District of Riverside and San Bernardino counties of southern California. The claims were located in the spring of 2006 and were subsequently filed and recorded with the California BLM and the respective recorders offices in San Bernardino and Riverside counties. The Company paid $10,000 upon signing the agreement and can purchase the aforesaid unpatented mining claims from NER as per the following schedule:

$15,000 - April 27, 2007
$20,000 - April 27, 2008
$25,000 - April 27, 2009
$30,000 - April 27, 2010
$50,000 - April 27, 2011

The purchase option will be considered exercised once the payments totaling $150,000 have been made to NER. NER will retain a 3% net smelter return on the claims, of which 2% may be purchased for $1 million per percentage point by the Company.

All claim maintenance fees and taxes for the property were current as of December 31, 2006.

For more information and details on the Mission Mine project see “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 6.

9)	Company Claim Summary

The following is a summary of the claims held by the Company as of December 31, 2006 by state and subsidiary:

California:
French Gulch	121
Mission Mine	97
North Fork	42
Total California claims	260

Nevada:
Antone Canyon	60
Corcoran Canyon	130
Wenban Spring	292
Total Nevada claims	482

Total claims	742

Item 3. Legal Proceedings

The Company is not party to any pending legal proceedings and, to the best of the Company’s knowledge, none of the Company’s property or assets are the subject of any pending legal proceedings. No director or executive officer, to the knowledge of management, is a party to any action adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter three proposal items, detailed below, were submitted for votes to securities holders through solicitation of proxies. 31,327,828 shares cast votes of 58,142,970 eligible shares or 53.9% of eligible shares.

PROPOSAL 1 - Shall the following persons be elected to serve on the
Company's Board of Directors until the next annual meeting of common stockholders?

(1) Peter M. Kuhn had 30,129,316 votes for, or 95.5% of the vote.
(2) Susan Jeffs had 30,160,616 votes for, or 96.3% of the vote
(3) Lester Knight had 30,186,916 votes for, or 96.4% of the vote.

PROPOSAL 2 - Shall the Company engage H J & Associates as its independent auditor for the coming year? 29,917,352 votes were cast in favor or 95.5% of the vote.

PROPOSAL 3 - Shall the Company adopt the Stock Incentive Plan reserving up to four million shares of its common stock for issuance to the directors, officers, employees, and consultants of the Company? 24,088,449 shares were cast in favor or 76.9% of the vote

All three proposals were approved by the necessary majority of the shareholders.

Item 8B. Other Information

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

(a)	Market Information

The Company’s common shares have been quoted on the NASD OTC Bulletin Board since October 1, 2003, under the symbol “BLRV” (formerly “DYSI”). However, the first trade occurred in November, 2003. The table below gives the high and low bid information for each fiscal quarter since the Company’s common shares have been quoted. The bid information was obtained from OTC Bulletin Board and reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

High & Low Bids
Quarter Ended	High	Low	Source
31-Dec-06	$1.08	$0.65	Yahoo Finance
30-Sep-06	$0.92	$0.72	Yahoo Finance
30-Jun-06	$1.04	$0.44	Yahoo Finance
31-Mar-06	$0.70	$0.44	Yahoo Finance
31-Dec-05	$0.67	$0.41	Yahoo Finance
30-Sep-05	$0.86	$0.46	Yahoo Finance
30-Jun-05	$1.26	$0.75	Yahoo Finance
31-Mar-05	$1.42	$0.75	Yahoo Finance
31-Dec-04	$0.93	$0.89	OTC Bulletin Board
30-Sep-04	$0.84	$0.77	OTC Bulletin Board
30-Jun-04	$0.66	$0.60	OTC Bulletin Board
31-Mar-04	$1.37	$0.90	OTC Bulletin Board
31-Dec-03	$ -	$ -	OTC Bulletin Board

(b)	Holders of Record

As of December 31, 2006, there are approximately 2,500 holders of record of the Company’s common shares.

(c)	Dividends

The Company has declared no dividends on its common shares, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of the Board of Directors.

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

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On March 18, 2004, the Company issued 30,000 restricted common shares at $1.15 per share, market price for the day, to KM Exploration Ltd. pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 30,000 restricted common shares were issued as an option payment pursuant to the terms and conditions of the option agreement for the Thomas Creek Property. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

Also, on March 18, 2004, the Company issued 55,000 restricted common shares at $1.15, market price for the day, to Jacob Margolis pursuant to Section 4(2) of the Securities Act.. 25,000 restricted common shares were issued as a finder’s fee for locating the Painted Hills Property. 30,000 restricted common shares were issued as a consultant fee pursuant to the terms and conditions of a consultant agreement between Bullion River Gold and Jacob Margolis. Jacob Margolis was in possession of all material information relating to the Company. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

The Company relied upon Section 4(2) of the Securities Act and Rule 903 of Regulation S promulgated pursuant to that Securities Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Bullion River Gold received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person; (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person; and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

The Company relied upon Section 4(2) of the Securities Act and Rule 506 Regulation D promulgated pursuant to Securities Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares have been legended with the applicable trading restrictions.

From March 2004 through July 2004, the Company received subscription agreements for an aggregate $1,025,000 in subscription funds for a total of 1,025,000 units at an offering price of $1.00 per unit, Reg S. Each unit consists of one restricted common share and one restricted warrant. Each restricted warrant is exercisable into one restricted common share. Each restricted warrant was exercisable for two years at an exercise price of $1.50 per warrant. The net proceeds to the Company were $1,025,000 received in April 2004.
to one subscriber.

On September 29, 2004, the Company issued, as part of the $1.00 unit offering, Reg S, 200,000 restricted units as repayment of $200,000 in loan proceeds owed to a lender.

On July 20, 2004, the Company issued 30,000 restricted common shares at $1.03, market price for the day, to Glenn Blachford pursuant to Section 4(2) of the Securities Act.. Glenn Blachford was in possession of all material information relating to Bullion River Gold. The 30,000 restricted common shares were issued as a one time consultant fee in accordance with the terms and conditions of the consultant agreement, which was approved by the directors on June 1, 2004. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation and no one was paid any commissions in connection with the sale of the restricted shares.

On September 8, 2004, the Company authorized the issuance of up to 5,000,000 units at an offering price of $0.75 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. Each restricted warrant was exercisable for two years at an exercise price of $1.00 per warrant. The value of the units was arbitrarily set by the Company and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a private transaction.

From September 2004 through May 2005, the Company raised $2,447,725 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 3,263,635 restricted units.

From December 2004 through May 2005, the Company raised $ 2,449,951 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 3,266,609 restricted units.

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

On December 10, 2004, the Company issued an aggregate 2,000 restricted units, Reg D, as a finder’s fee to one finder.

In October, 2005, the Company authorized the issuance of up to 10,000,000 units at an offering price of $0.50 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant was exercisable for two years at an exercise price of $0.75 per warrant. The value of the units was arbitrarily set by the Company and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a private transaction.

From October 2005 through July 2006, the Company raised $6,918,500 in cash from the $0.50 unit offering, Reg S, and issued an aggregate 13,837,000 restricted units.

From October 2005 through July 2006, the Company raised $3,542,463 in cash from the $0.50 unit offering, Reg D, and issued an aggregate 5,519,950 restricted units.

From July 2006 through August 2006, the Company raised $361,250 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 481,667 restricted units.

From June 2006 through July 2006, the Company raised $1,855,504 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 2,474,005 restricted units.

From January 2006 through December 2006, the Company issued an aggregate 560,000 restricted shares, Reg S, for services.

From January 2006 through July 2006 the Company issued an aggregate 457,386 restricted shares, Reg D, for services.

During October 2006, the Company issued 39,453 restricted shares for conversion of interest payments due on convertible debt.

The Company issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

There are no outstanding options or warrants to purchase, or securities convertible into, common shares in the capital of the Company at this time with the exception of the warrants discussed above.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

This section of the Company’s Annual Report includes a number of forward-looking statements that reflect Bullion River’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Annual Report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

2006 Overview and 2007 Outlook

Summary

During the year ending December 31, 2006, the Company concentrated its activities at the French Gulch project located in northern California. At French Gulch, the Company continued work on the main decline and other access points to access the Washington and Lucky-7 veins. The Company completed excavation of the bulk sample and commenced commercial production during the fourth quarter. The Company finished mill rehabilitation in preparation for commercial production and is continuing to upgrade the facility as necessary. See the French Gulch section below for additional detail.

The Company will continue to seek projects that contain high grades and large deposits of gold or silver as well as projects that contain the potential for mineralization concealed under post-mineral cover. This focus is primarily in the Mother lode belt and Klamath Mountains in California and the Great Basin of the western United States. There is no assurance that the Company will locate high grades and sufficient deposits of mineralization, or locate projects that contain the potential for mineralization concealed under post-mineral cover, or that there is high grade or sufficient tonnage of gold or silver to make a project commercially viable.

Unless the Company’s anticipated production projects contain commercially viable sources of gold or silver and until such time as it achieves significant revenues from the sales of gold or silver, the Company will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significant and the Company cannot guarantee that it will be able to obtain the required working capital to continue current operations or bring any other mines into commercial production. As the Company proceeds with its production and exploration programs it will need to hire independent contractors as well as purchase or lease additional equipment.

During 2007, the Company plans to continue concentrating its activities at the French Gulch property focusing on production and development activities and implementing capital upgrades in accordance with the mine operating plan. Exploration activities will continue on the Corcoran Canyon property in accordance with the joint venture agreement with Silver Quest Resources Ltd., a Vancouver based mineral exploration company. Currently there is minimal activity planed for the North Fork, Mission Mine, Antone Canyon, and Wenban Spring properties in 2007. If additional funding becomes available, the Company may do some exploration work at North Fork, Antone Canyon, and Wenban Spring.

The Company anticipates continuing to rely on debt and equity sales in order to finance operations until such time that sufficient revenue is generated from precious metal extraction that the Company is capable of supporting itself with internally generated cash flow. The issuance of additional shares will result in dilution to existing shareholders of the Company.

French Gulch Nevada Mining Corp

Current status

During 2006, the Company operated in its test mining phase until November 10, 2006 when commercial production began. The new decline has advanced further towards the Lucky 7 and Washington vein systems and the explosives storage area, the water treatment cut out, and electrical power center cut out have been completed. Furthermore, a drift towards the Niagara vein system in the northwest part of the property was started. On the I-level, the drift towards the Main Decline was extended and ore from an old existing stope was extracted and processed. A new decline from the I-level drift was driven in order to access a previously explored Washington vein area below the existing stope. New stopes were started and mined, both in the Washington and the Dean vein systems. Additionally, the Company extracted ore from the Lucky 7 vein system via the Robillard level.

The Company continued to make improvements on the mill structure throughout the year improving its milling activity. More testing has been completed in order to improve functionality, gold recovery, water flows, and treatment processes. The Company has also installed an improved water treatment plant on surface and made several mechanical and equipment improvements.

The Company has completed all 16 holes in the most resent drilling program. All assay results are being received and transferred into the company’s 3-D modeling software for further evaluation.

During the year ending December 31, 2006, the Company spent approximately $6.2 million on exploration and development and $600 thousand on mill rehabilitation at French Gulch.

Subsequent and Future Work

Advancement of the main decline is being continued in order to gain access to the Washington and the Niagara vein systems. The Lucky 7 vein has been accessed via a cross-cut from the decline and the first new stope, the 2173, started production in late January and is still being mined. An additional access ramp has been completed to the next stope level, the 2150. Production began in this stope in the mid March.

Mining of the Washington and Dean vein systems accessed via the I-level was suspended in early January due to the opening of the Lucky 7 stope 2173 which currently is less complicated logistically.

The Company is continuing to plan and prepare for expansion of the mill. SGS of Toronto, Canada has been retained to assist in the engineering work required to convert the mill from its current capacity to that of at least 500 tons per day. SGS is a renowned multi disciplined engineering group that operates internationally with its main North American metallurgical office based in Toronto, Canada.

The Company intends to proceed with engineering work focused on the completion of the mill design and other infrastructure requirements that include:
•	Foundation design for the fine ore bin
•	Design of supports / foundations for a larger ball mill.
•	Procurement of equipment.
•	Provision of structure over outdoor flotation cells and electrical equipment.
•	Revision of site electrical distribution system to reflect operational changes from previous operations.
•	Design of site offices and shop.
•	Development of new reclamation plan for the site reflecting changes in provision for waste storage and proactive reclamation proposals.
•	Design and implementation of mine backfill system.
•	Emergency spill response program.

Although the Company has proceeded into the commercial production phase, underground development will continue in an effort to open new stoping blocks in the current development area and to access the Niagara Mine to the northwest. The development program will be an ongoing activity to ensure that sufficient mining areas are available to provide ore to the mill on a continuous basis as well as to provide additional underground drill sites for further exploration

Other planned work in the mine will include the preparation of an underground equipment service and repair facility and an underground dry room for employees. These facilities will be built underground in order to reduce surface congestion as well as make it simpler to contain any possible pollutants within the mine. Engineering work has been completed for these facilities.

Furthermore, the Company contracted Reliance Geological Services Inc. to conduct a Technical Report of the property according to Canadian standard 43-101, which was published on the Company’s website in January 2007.

The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of December 31, 2006, the Company had delayed its December 2006 option payment of $175,000.

North Fork Mining Corp

Current status

The Company does not claim to have any ores or reserves whatsoever at this time on the North Fork Property.

An exploration permit is in place, which has been extended until December 2008. Currently, the Company has two reclamation bonds in place totaling $29,800 with the U.S. Forest Service for financial assurances for completion of foreseeable reclamation related to underground and surface exploration.

The Company suspended activities at North Fork in February 2006 as a result of management’s decision to concentrate manpower and equipment resources at French Gulch. The only significant activity performed at North Fork during the year was general exploration work in the first quarter.

During the year ending December 31, 2006, the Company spent approximately $470 thousand on exploration at North Fork.

The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of December 31, 2006, the Company had delayed its December 2006 option payments of $5,000 each.

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

Antone Canyon Mining Corp

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

Expenses totaled approximately $62,000 for the Antone Canyon property during 2006, primarily attributable to consulting, claim maintenance fees, and insurance.

The Company’s plan to do 2,000 feet of surface drilling early in the fourth quarter of 2006 was delayed due to adverse weather conditions. The Company has not yet rescheduled the drilling program. Total spending for the drilling is estimated to be $108,000.

Cimarron Mining Corp

As of August 23, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, have allowed the option agreement for the property to expire.

Corcoran Canyon Mining Corp

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

The option agreement expired on February 28, 2006. At that time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement. Two partial payments of $20,000 were made on February 28 and March 30, 2006. On May 19, 2006 the Company completed negotiations made the final payment of $160,000.

Expenses for the year ending December 31, 2006 totaled approximately $250,000 for the property, primarily attributable to purchase option payments, claim maintenance fees, professional fees, and insurance.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together “Silver Quest”) entered into a joint venture exploration agreement for the property. As of December 31, 2006, Silver Quest had made all cash payments due to the Company and has issued the 100,000 common shares of Silver Quest to stay in compliance with all of the terms of the option agreement.

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

As of December 31, 2006, Silver Quest has conducted an exploration drilling program consisting of drilling three exploration holes using a Diamond drill rig. The program has been completed successfully and results have been published in the Company’s January 19, 2007 press release.

Wenban Spring Mining Corp

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

Currently, the Company has a reclamation bond in place for $5,400 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

Expenses for the year ending December 31, 2006 totaled approximately $250,000 for the property, primarily attributable to purchase option payments, professional fees, and insurance.

The Company is planning to maintain the property for future exploration but does not have any significant plans for 2007 at this time.

The Company contracted Reliance Geological Services Inc. to conduct a Technical Report of the property according to Canadian Instrument 43-101, which has been published on the Company’s website.

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

Since entering into the exploration agreement, the Company has located an additional 71 claims in the district to cover a series of old mines, veins, prospects, adits, and shafts. Three of the old mines, which were recently acquired by staking, had mills which produced gold from the ore.

On November 16th, 2006 the Company entered into an exploration permit with the option to purchase 34 unpatented lode mining claims from Nevada Eagle Resources LLC (NER). The 32 LA claims ( LA 1-17and 19-31) claims and the MMC 1 and 2 claims are located in the Dale Mining District of Riverside and San Bernardino counties of southern California. The claims were located in the spring of 2006 and were subsequently filed and recorded with the California BLM and the respective recorders offices in San Bernardino and Riverside counties. The Company paid $10,000 upon signing the agreement and can purchase the aforesaid unpatented mining claims from NER as per the following schedule:

$15,000 - April 27, 2007
$20,000 - April 27, 2008
$25,000 - April 27, 2009
$30,000 - April 27, 2010
$50,000 - April 27, 2011

The purchase option will be considered exercised once the payments totaling $150,000 have been made to NER. NER will retain a 3% net smelter return on the claims, of which 2% may be purchased for $1 million per percentage point by the Company.

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

Ground magnetometer surveys have been conducted over the most prominent veins exposed on the claim blocks and they have defined the structural zones controlling the veining. Ongoing metallurgical scoping tests are being performed to determine economically feasible processes for gold recovery. The results of these tests are being evaluated. Additional mapping and sampling of the various mines and veins found on the claims is planned in the future. The Company is also working on permitting for a core drilling program.

Expenses for the year ending December 31, 2006 totaled approximately $225,000 for the property, primarily attributable to purchase option payments, claim maintenance fees, consulting, and legal fees.

For 2007, the Company is currently in the process of permitting a plan of operations through the Barstow BLM office with the intent of improving the mine access road and starting a feasibility study for the mining district.

The Company contracted Reliance Geological Services Inc. to conduct a Technical Report of the property according to Canadian Instrument 43-101, which has been published on the Company’s website.

Results of Operations

Revenues and Cost of Sales for the year ending December 31, 2006 vs. December 31, 2005

There were no revenues or cost of sales for the year ending December 31, 2005 as the Company was still in the exploration stage. The Company remained in the exploration stage until the fourth quarter of the year ending December 31, 2006 when the Company transitioned into the production phase. At that time Management concluded that substantial testing of the mining processes and equipment at the French Gulch mine had been completed and that the Company was now operating with the intent to extract and process known mineralized deposits in order to generate revenue. For the year ending December 31, 2006 the Company generated $800,000 in revenue from the sales of precious metals. The revenue was offset with cost of sales of $2.3 million for a gross loss of $1.5 million.

Expenses for the year ending December 31, 2006 vs. December 31, 2005

The Company’s total expenses were $14 million for the year ended December 31, 2006, an increase of $8.6 million or 159% over the year ended December 31, 2005. Of the $8.6 million increase in expenses, $7.7 million or 89% was attributed to operating expenses while the remaining $860,000 was non-operating related.

The increase in operating expenses was primarily attributable to exploration and development activities. Exploration and development expenses totaled $8.8 million for 2006 as compared to $3.3 million last year, an increase of $5.5 million or 165%. Most of this increase is related to the French Gulch operations which were limited to preparation starting the bulk sampling and site set up in 2005. Additionally, during 2006 the French Gulch mill rehabilitation and testing took place accounting for approximately $600,000 of the exploration and development variance. General and administrative expenses increased by $1.4 million, or 73%, due primarily to the increased level of support required by the activities at French Gulch. Other variances in operating expenses from last year include an increase in depreciation and accretion of $340,000 and an increase in employee stock based compensation of $560,000.

The increase in net non-operating expenses was primarily attributable to interest expense. Interest expense totaled $1.04 million for 2006 as compared to $65,000 last year, an increase of $975,000. The increase in interest expense is mainly attributable to the issuances of convertible debt in the third and fourth quarters of 2006. The increase in interest expense was offset by a net gain of $115,000 from interest income, gain on extinguishment of debt, loss on asset disposal, and other non-operating income.

Liquidity and Financial Condition

Cash and Working Capital

The Company had a cash balance of $146,509 on December 31, 2006. For the year ending December 31, 2006, the Company had a net cash inflow of $21,721 which was made up of the following:
•
The Company used $11.3 million in operating activities. This operating cash outflow represents a net loss for the period of $15.6 million; reduced by $2.7 millionof non-cash expenses; increased by a net increase in operating assets of $176,000; and reduced by an increase in operating liabilities of $1.8 million.

•	The Company had cash outflow in investment activities of $2.25 million, which represents $2.5 million used for the purchase of fixed assets offset by a $263,000 increase in lease obligations.
•
The Company had cash inflow from financing activities totaling $13.5 million from a net increase in debt of $5.5 million; a net increase in equity of $8.2 million; offset by offering costs of $117,000; and increased by an increase in unrealized holding gains of $18,000.

At December 31, 2006, the Company had a working capital deficit of $1.7 million. The decrease in working capital of $1.75 million from December 31, 2005 was due to an increase in current liabilities of $1.9 million partially offset by an increase in current assets of $178,000. The increase in current liabilities is primarily attributable to increases in accounts payable and accrued liabilities. Bullion River had an accumulated deficit of $24.1 million since inception and has a shareholder’s deficit of $1.2 million. The Company has no contingencies or long-term agreements except for its commitments under the option agreements, premises, and leases.

Internal and External Sources of Liquidity

The Company’s production operations and mineral exploration programs are limited and restricted by the amount of working capital that the Company has and is able to raise from financing and debt. The company anticipates continuing to rely on loans payable, equity sales of common shares or joint ventures with other exploration companies in order to fund further exploration and production programs. Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of the Company’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

Critical Accounting Policies

Mineral Properties

The Company confines its exploration activities to areas from which gold and silver have been previously produced, or to properties that are contiguous to such areas and have demonstrated mineralization. The costs of acquiring options on the mineral claims and exploration and development costs will be expensed until established economically recoverable reserves are found, after which, costs to develop the mineral claims will be capitalized and amortized on a unit-of-production basis. At this time it is unknown when established economically recoverable reserves will be found. Properties that do not have economically recoverable reserves will be abandoned.

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

Reclamation and Abandonment Costs

Adoption of SFAS 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the reclamation and abandonment costs. The policy requires that reclamation and closure costs including site rehabilitation costs be recorded at the estimated present value of reclamation liabilities and recorded as an asset. These reclamation costs will be allocated to expense over the life of the related options and will be adjusted for changes resulting from the passage of time and revisions to either the timing, or the amount of the original present value estimate.

Accounting for reclamation and remediation liabilities requires management to make estimates at the end of each period of the undiscounted costs expected to be incurred. Such cost estimates include, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation liabilities requires management to make estimates of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the amount of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Contractual Obligations

The following is a summary of the Company’s significant contractual obligations payable for the years ended December 31:

	2007	2008	2009	2010	2011	Thereafter
Property option and purchase payments	$973,584	$213,500	$68,500	$73,500	$94,500	$93,500
Lease obligations	402,142	282,112	68,987	32,094	7,848	-
Loan obligations	580,301	6,024,751	-	-	-	-
Total commitments	$1,956,027	$6,520,363	$137,487	$105,594	$102,348	$93,500

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

Item 7. Financial Statements and Supplementary Data

The Company’s audited financial statements for the years ended December 31, 2006 and 2005 are attached as Exhibit A to this Form 10-KSB.  The financial statements of the Company together with related notes were prepared by management. In the opinion of management, the financial statements fairly present the financial condition of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Bullion River’s principal independent accountant from December 1, 2003, to February 7, 2006, was Hall & Company, Certified Public Accountants Inc., 16410 Sand Canyon Avenue, Suite 100, Irvine, California, 92618. There are no disagreements with Hall & Company on accounting and financial disclosure. As of February 15, 2006, HJ & Associates have been retained as the Company’s new independent auditors and have done the audit work for the December 31, 2005 and this December 31, 2006 10-KSB year end Annual Report in addition to the review work for the March 31, 2006, June 30, 2006 and September 30, 2006 10-QSB quarterly reports. See the Company’s 8-K Current Report dated February 7, 2006, that was filed with the SEC on February 15, 2006, and which is incorporated herein by reference. See Part III, Item 13.

Item 8A. Control and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB and as of the end of the period of this Annual Report the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2006.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

None

Part III

Item 9. Directors and Executive Officers of the Registrant

Each director of the Company or its Subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his or her successor has been elected and qualified, or (iii) the director resigns.

The Company’s and its subsidiaries’ management teams are listed below.

Company Name	Peter M. Kuhn	Susan Jeffs	Lester Knight	Nancy Huber	Glenn Blachford
Bullion River Gold Corp.	Director, CEO, President, Treasurer, Corporate Secretary	Director	Director	CFO	Vice-President of Engineering
Antone Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
Cimarron Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
Corcoran Canyon Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a
French Gulch (Nevada) Mining Corp.	Director, CEO, President	n/a	n/a	Director, Treasurer	Director, Secretary
North Fork Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	Vice-President of Engineering
Wenban Spring Mining Corp.	Director, CEO, President, Treasurer, Corporate Secretary	n/a	n/a	n/a	n/a

Peter M. Kuhn - Mr. Kuhn (52) has been a director and the CEO of Bullion River Gold Corp. since December 2003. Mr. Kuhn has been the sole director and officer of each of the five subsidiaries since December 2003. Mr. Kuhn received a Masters of Engineering Degree (M.E.) from Technical University of Clausthal (Germany) in 1983 and has been an engineer since 1983. Mr. Kuhn has more than 28 years experience in the mineral exploration and mining industry. Since May 2001, Mr. Kuhn has worked as a mining consultant. From November 1999 to April 2001, Mr. Kuhn was the President of BLM Service Group providing management and supervisory services. From August 1987 and October 1999 Mr. Kuhn worked for Thyssen Mining Construction of Canada providing management services, supervision and was responsible for the direction of the company.

Susan Jeffs - Ms. Jeffs (57) has been a director of Bullion River Gold Corp. since July 2005. Ms. Jeffs received her Bachelor of Laws from the University of British Columbia and practiced law for several years in Vancouver until moving to London in 2002.  Ms. Jeffs area of practice was primarily securities and finance for clients involved in natural resource exploration and development, telecommunications, technology and software, real estate, and infrastructure development.  She has been a director for a number of companies involved in mineral exploration.  Before practicing law, she organized and administered companies in the start-up phase and was involved in the administration of real estate developments in British Columbia, Alberta, Washington, California, and Hawaii.  In London, Ms. Jeffs is in-house legal consultant for an oil and gas company and for an Internet retail company.

Lester Knight - Mr. Knight (48) was appointed to the Board of Directors of Bullion River Gold Corp. in January of 2006 as a non-executive director. Additionally, Mr. Knight serves as Vice President of Finance and Chief Financial Officer for Monarch Resources Limited, an investment company registered in Bermuda. Mr. Knight is a 1985 graduate of San Diego State University and holds a B.S. degree in Finance and a Masters degree in Global Management. Mr. Knight has over 16 years experience in the gold mining industry, primarily in Nevada and California.

Nancy Huber - Ms. Huber (49) was appointed as CFO of Bullion River Gold Corp in May of 2006. She served as the Vice President of Finance for Eagle Picher Filtration and Minerals, Inc. a diatomaceous earth mining company, from 2003 through 2005. She served as the Chief Financial Officer and Vice President of Finance for Western Multiplex Corporation, a provider of wireless access systems, from 2000 through 2002. Ms. Huber served as Vice President of Finance, Western Operations for Evans & Sutherland Computer Corporation, a graphics developer, from 1998 to 1999. From 1994 to 1998, she was Vice President of Finance and Chief Financial Officer for AccelGraphics, Inc. From 1991 to 1994, she served first as MIS Manager, then Chief Financial Officer and finally Chief Executive Officer of ATG Cygnet, Inc., a mass storage robotic company. Ms. Huber received a Master of Management degree from the J.L. Kellogg Graduate School of Management and a B.S. degree in Chemical Engineering from Purdue University. On April 11, 2005, Eagle Picher Holdings, Inc., and several of its affiliates filed for Chapter 11 reorganization. Ms. Huber was the Vice President of Finance for one of the affiliates, Eagle Picher Filtration and Minerals, Inc., at that time.

Glenn Blachford, Professional Engineer. - Mr. Blachford (56) was initially retained as an independent consultant to prepare the underground rehabilitation and drilling program on the North Fork Property. Since May 1, 2004, Mr. Blachford has been a full time employee of Bullion River Gold Corp.. Since June 2004, Mr. Blachford has been the vice-president of engineering of North Fork Mining Corp. Mr. Blachford’s duties and responsibilities include preparing the underground and mill rehabilitation, and drilling program at French Gulch, as well as rehabilitating the underground for drilling at North Fork Property. Mr. Blachford was the chief estimator and chief engineer for Thyssen Mining Construction of Canada from 1996 to 2001 and has been an independent mining consultant for the past three years.

(b)	Identify Significant Employees

The Company has no significant employees other than the three discussed above.

(c)	Family Relationships

There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

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

All reports were filed with the SEC on a timely basis and the Company is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Blue Velvet Capital failed to file a Form 5 (Annual Statement of Beneficial Ownership).  The Company failed to file a Form 3 (Initial Statement of Beneficial Ownership) for Lester Knight, director, at the time of his appointment on January 17, 2006. The Company filed this Form 3 on February 15, 2006. Mr. Knight owns 10,000 shares of common stock. The Company failed to file a Form 3 for Nancy B. Huber, CFO, at the time of her employment in May 2006.  Ms. Huber owns no shares of common stock.  The Company filed this Form 3 on December 6, 2006.  The company was late in filing form 4’s for the issuance of stock options to Peter M. Kuhn, Nancy B. Huber, Glenn C. Blachford, Susan Jeffs and Lester Knight.  On December 20, 2006 each of the individuals was issued an option grant for 200,000 shares with vesting.  These forms will be filed by Friday, April 6, 2007.

(f)	Audit Committee Financial Expert

The Company has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company’s limited operations and the financial expertise of senior staff and directors, management believes the services of a financial expert are not warranted.

(g)	Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Rather, the Company’s entire board of directors performs the required functions of an audit committee. Peter Kuhn, Susan Jeffs, and Lester Knight are the only directors of the Company and they perform audit committee functions. Susan Jeffs and Lester Knight meet the independent requirements for an audit committee member. The audit function includes: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and advisors engaged by the audit function. The Company has adopted an audit committee charter. See Exhibit 99.2 - Audit Committee Charter for more information, as referenced in Part III, Item 13.

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

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO, CFO, and principal accountant. A copy of the Company’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information, as referenced in Part III, Item 13. Also, the Company’s code of ethics has been posted on its website at either www.bullionriver.com or www.bullionrivergold.com. The Company undertakes to provide any person with a copy of its code of ethics free of charge. Management believes Bullion River Gold’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

Bullion River Gold has paid $596,395 in total compensation to its named executive officers during its 2006 fiscal year.

	Annual compensation			Long term compensation Awards
Name and principal position	Year	Salary	Other annual compensation	Stock Option Awards (1)	Securities underlying options	All other compensation
		($)	($)	($)	(#)	($)
Peter M. Kuhn	2006	120,000	nil	114,352	200,000	nil
CEO	2005	100,000	nil	nil	nil	nil
Dec 2003 - Present	2004	15,000	59,000	nil	nil	20,546
Nancy B. Huber	2006	77,083	nil	19,059	200,000	nil
CFO	2005	n/a	n/a	n/a	n/a	n/a
May 2006 - Present	2004	n/a	n/a	n/a	n/a	n/a
Dan Graves	2006	52,062	nil	n/a	nil	16,193
CFO	2005	99,867	nil	n/a	nil	nil
March 2005 - May 2006	2004	n/a	n/a	n/a	n/a	n/a
Glenn Blachford	2006	96,000	nil	101,646	200,000	nil
VP Engineering	2005	96,000	nil	nil	nil	nil
April 2004 - Present	2004	nil	80,000	nil	nil	34,967
Jake Margolis	2006	n/a	n/a	n/a	n/a	n/a
VP of Exploration	2005	60,800	nil	nil	nil	nil
Dec 2003 - Aug 2005	2004	nil	75,500	nil	nil	80,163

(1) The fair value of option awards was determined using the Black-Scholes Option Pricing Model, based on assumptions set out in Note 10 to the Consolidated Financial Statements.

Since the Company’s inception, no stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

Currently, there are no arrangements between the Company and any of its directors or between the Subsidiaries and any of its directors whereby such directors are compensated for (1) any services provided as directors except as noted below; (2) termination of employment as a result of resignation, retirement or change of control; and (3) a change of responsibilities following a change of control.

During May 2006, the board authorized the Company to pay a fee of $500 per 'in person' meeting to Lester Knight.

The Company and Centennial Development Company, a company of which Peter Kuhn owns a majority of the voting shares, verbally agreed that Mr. Kuhn would provide management services to Bullion River Gold for a management fee of $5,000 per month until April 15, 2004. At that time, the terms of the agreement were renegotiated to $7,500. Bullion River Gold was also obligated to reimburse Centennial Development Company for any reasonable business related expenses. Either party was able to terminate the agreement at anytime. The agreement did not provide for any specific compensation in the event of (1) resignation; (2) retirement; (3) other termination of the agreement; (4) a change of control of the Company; or (5) a change in Mr. Kuhn’s responsibilities following a change in control.

On March 16, 2005, the Company paid Golden Spike Mining $42,000 for professional services rendered on the Antone Canyon Property, the Corcoran Canyon Property, and the North Fork Property. Golden Spike Mining is owned by Peter Kuhn.

On March 21, 2005, the Company paid Victor Bradley, a former director of the Company, $75,000 for professional services related to fund raising, engineering, mineralization analysis, and investor communications for the period January 1, 2005, to March 31, 2005.

On December 1, 2003, the Company and Jacob Margolis entered into a consulting agreement that expired on May 31, 2004. Mr. Margolis was paid $6,000 per month for acting as a geological consultant to the Company and was reimbursed for all reasonable and necessary expenses incurred in the performance of his duties and as approved by the President of the Company. This agreement was renegotiated in early April 2004. As a result, Mr. Margolis was hired as the V.P. of Exploration and placed on payroll as of May 1, 2004. Mr. Margolis also received 30,000 restricted common shares and was entitled to participate in any future stock option plans of the Company and would have qualified for further bonuses such as finder’s fees. In August of 2005, Mr. Margolis resigned. See Exhibit 10.6 - Consulting Agreement for more details, as referenced in Part III, Item 13.

In late 2003, the Company and Glenn Blachford verbally agreed that Mr. Blachford would provide consulting services to prepare the underground rehabilitation and drilling program on the North Fork Property. Mr. Blachford was paid $6,000 per month through April 30, 2004, for providing the consulting services and is entitled to participate in any future stock option plans of the Company. On May 1, 2004, Mr. Blachford was hired as the V.P. of Engineering for the Company to provide engineering guidance to all of its properties. As of December 31, 2006, Mr. Blachford’s salary is $8,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name and principal position	Number of Securities Underlying Options Granted Exercisable as of 12/31/06	Number of Securities Underlying Options Granted Un-exercisable as of 12/31/06	Exercise Price	Vesting Commencement Date	Expiration Date
	(#)	(#)	($)
Peter M. Kuhn President	200,000	-	$0.50	1/1/2004	12/20/2016
Nancy B. Huber Chief Financial Officer	-	200,000	$0.50	5/22/2006	12/20/2016
Glenn Blachford VP Engineering	177,777	22,223	$0.50	5/1/2004	12/20/2016

Options were awarded on December 20, 2006. One third of the option vests after one year from the vesting commencement date. One twenty fourth of the remaining amount of the option vests monthly thereafter. The vesting commencement dates were tied to the executives start date with the Company.

There are no other employment agreements between the Company or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provide for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of the Company, or from a change in a named executive officer’s responsibilities following a change in control.

The Company currently provides health insurance for the above employees, but presently does not have pension, annuity, insurance, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no other personal benefits available to any employees.

DIRECTOR COMPENSATION

Name and principal position	Year	Option Awards (1)	Other annual compensation	All other compensation
		($)	($)	($)
Lester Knight, Director
January 2006 - Present	2006	38,117	Nil	4,500
Susan Jeffs, Director
August 2005 - Present	2006	54,000	nil	Nil

 (1) The fair value of option awards was determined using the Black-Scholes Option Pricing Model, based on assumptions set out in Note 10 to the Consolidated Financial Statements.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
common shares	Blue Velvet Capital	5,833,326	9.84 (2)
Ellen L. Skelton Building
4th Floor, P.O. Box 3444
Roadtown, Tortola, BVI
common shares	Elton Participation Group	12,972,787 (3)	20.08 (4)
c/o Morgan & Morgan Trust Corp. Ltd
Pasea Estate, Road Town
Tortola, BVI
common shares	Peter M. Kuhn	1,215,000 (5)	2.04 (6)
3500 Lakeside Court, Suite 200
Reno, Nevada
89509

Footnotes:
(1) A person is deemed to be the beneficial owner of a security if such person has or shares power to vote or direct the voting of such security or the power to dispose or direct disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(2) Based on 59,282,372 common shares issued and outstanding as of December 31,2006.
(3) The listed beneficial owner has rights to 7,600,000 common share warrants, but these warrants have a restriction preventing exercise if the beneficial owner owns greater than 4.99% of the outstanding common shares of the Company, this the beneficial owner is unable to exercise them at this time, and these warrants are not included in their beneficial ownership calculation. Includes 2,666,667 shares assuming conversion of common share warrants, and 2,666,667 shares assuming conversion of a convertible debenture held by beneficial owner.
(4) Based on 59,282,372 common shares issued and outstanding as of December 31,2006 and includes 2,666,667 shares assuming conversion of common share warrants, and 2,666,667 shares assuming conversion of a convertible debenture held by beneficial owner.
(5) The listed beneficial owner includes 200,000 options to purchase Common Shares.
(6) Based on 59,282,372 common shares issued and outstanding as of December 31,2006 and includes 200,000 shares assuming exercise of option.

(b)	Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(7)
common shares	Peter M. Kuhn	1,215,000 (2)	2.04%
	3500 Lakeside Ct, Suite 200
	Reno, Nevada
	89509
common shares	Nancy B. Huber	66,666 (3)	0.11%
	3500 Lakeside Ct, Suite 200
	Reno, Nevada
	89509
common shares	Glenn Blachford	230,000 (4)	0.39%
	3500 Lakeside Ct, Suite 200
	Reno, Nevada
	89509
common shares	Lester Knight	98,888 (5)	0.17%
	3500 Lakeside Ct, Suite 200
	Reno, Nevada
	89509
common shares	Susan Jeffs	316,666 (6)	0.53%
	3500 Lakeside Ct, Suite 200
	Reno, Nevada
	89509
common shares	Directors and Executive Officers (as a group)	1,927,220 (2)(3)(4)(5)(6)	3.24%

Footnotes:
(1) A person is deemed to be the beneficial owner of a security if such person has or shares power to vote or direct the voting of such security or the power to dispose or direct disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
(2) Includes options to purchase 200,000 shares of common stock.
(3) Includes options to purchase 66,666 shares of common stock.
(4) Includes options to purchase 200,000 shares of common stock.
(5) Includes options to purchase 88,888 shares of common stock.
(6) Includes options and warrants to purchase 216,666 shares of common stock and 100,000 shares assuming conversion of convertible debenture.
(7) Based on 59,282,372 common shares issued and outstanding as of December 31,2006 and options noted in footnotes by beneficial owner.

(c)	Changes in Control

The Company is not aware of any arrangement that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

(a)	Relationships with Insiders

No member of management, executive officer, or security holder has had any direct or indirect interest in any transaction to which the Company or any of its subsidiaries was a party with the exception of the following:

During the first quarter of 2005, the Company paid $75,000 in professional fees to a company controlled by a director of the Company.

During the month of June 2005, the Company borrowed $15,000 from Kristi Kuhn, the spouse of the Company president. The Company paid the debt off in November.

During 2005, the Company borrowed a total of $760,000 from Centennial Development Co, a company that is controlled by Peter Kuhn, President of the Company. At 12/31/05 the Company was indebted to Centennial Development Co. in the amount of $13,453. This balance was paid in the first quarter of 2006.

On October 23, 2006, the company received $75,000 from Susan Jeffs, a company board member, for her participation in a convertible debenture the company completed November 8, 2006.

On January 18, 2007 the Company entered into 14% interest loan in the amount of $200,000 with Centennial Development Corp. This loan was paid in full on February 14, 2007.

Assignment Agreements with Golden Spike Mining

On January 9, 2004, Antone Canyon Mining Corp. entered into an assignment agreement with Golden Spike Mining for the assignment of an option agreement for 60 unpatented mineral claims. Peter M. Kuhn is the President of both Bullion River and Antone Canyon Mining Corp., and the sole director and officer and majority owner of Golden Spike Mining. See “Business of Bullion River” and Exhibit 10.1 - Assignment Agreement for more information, as referenced in Part III, Item 13.

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

Peter M. Kuhn is currently the only promoter of the Company. Mr. Kuhn has not received anything of value from the Company or its subsidiaries nor is Mr. Kuhn entitled to receive anything of value from the Company or its subsidiaries for services provided as a promoter of the Company or its subsidiaries.

Item 13. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K.

8-K dated January 17, 2006, announcing the election of Lester Knight as a Director effective January 13, 2006.

8-K dated February 1, 2006, regarding the unregistered sale of 7,348,000 units of common stock and warrants through a private offering from December 16, 2005 and January 23, 2006.

8-K/A dated February 1, 2006, amended previous filing dated December 16, 2006 regarding: (a) the number shares of Registrant’s Common Stock to be issued pursuant to certain anti-dilution provisions, (b) the number of warrant shares issuable pursuant to certain anti-dilution provisions, (c) the investor information set forth in Exhibit 99.1, and (d) the Securities Purchase Agreements, Registration Rights Agreement and the Common Stock Purchase Warrants, filed as Exhibit 99.2 through Exhibit 99.6. The other items and exhibits to the Initial Filing and the First Amendment remain unchanged.

8-K dated February 15, 2006 announcing the resignation of Hall & Company as the Registrant’s independent registered public accounting firm for the year ending December 31, 2005.

8-K dated February 15, 2006 announcing the appointment by the Board of Directors of HJ & Associates, LLC as the Registrant’s independent registered public accounting firm.

8-K/A dated March 1, 2006 revised the disclosures in the Bullion River Gold Corp. Form 8-K filed February 1, 2006 (the “Initial Filing”) regarding the number shares of Registrant’s Common Stock to be issued to Senator Minerals, Inc. pursuant to a certain option agreement. The other items and exhibits to the Initial Filing remain unchanged.

8-K dated June 6, 2006 announcing effective May 31, 2006 the resignation of Dan Graves and the Registrant’s Chief Financial Officer and appointment by the Board of Directors of Nancy B. Huber as the Registrant’s Chief Financial Officer.

8-K dated July 13, 2006 regarding the closing of the unregistered sale of 7,069,006 units of common stock and warrants through a private placement on June 10, 2006.

8-K/A dated July 25, 2006 revised the disclosures in the Bullion River Gold Corp. Form 8-K filed July 13, 2006 (the “Initial Filing”) regarding the number of units sold in the unregistered sale of shares to 6,869,007 units of common stock and warrants.

8-K dated August 8, 2006 announcing the Registrant entered into a Securities Purchase Agreement with one investor for a $2,000,000 secured convertible note and warrants to purchase 2,666,667 shares of the Registrant’s common stock with the option to increase the note an addition $1,000,000.

8-K dated November 13, 2006 with a copy of the Registrant’s Press Release dated November 10, 2006 announcing the Registrant successfully completed it’s test mining at its French Gulch mine and is starting production.

8-K dated November 14, 2006 announcing the Registrant entered into Securities Purchase Agreements with twenty-one investors for $2,861,000 unsecured convertible notes and warrants to purchase 3,814,673 shares of the Registrant’s common stock.

8-K dated March 21, 2007 regarding the unregistered sale of 2,280,336 units of common stock and warrants through a private offering that closed on March 20, 2007.

8-K dated March 21, 2007 Securities Purchase Agreement with one investor for a $1,000,000 secured convertible note and warrants to purchase 1,333,334 shares of the Registrant’s common stock.

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

Item 14. Principal Accounting Fees & Services

(a)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal external accountant for the Company’s audit of annual financial statements and for review of financial statements included in the Company’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2006 - $60,500 - HJ & Associates, LLC
2006 - $6,476 - Hall & Company, Certified Public Accountants Inc.
2005 - $26,700 - HJ & Associates, LLC
2005 - $27,627 - Hall & Company, Certified Public Accountants Inc.

(b)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph were:

2006 - $0 - HJ & Associates, LLC
2005 - $0 - HJ & Associates, LLC
2005 - $0 - Hall & Company, Certified Public Accountants Inc.

(c)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2006 - $2,950 - HJ & Associates, LLC
2005 - $0 - HJ & Associates, LLC
2005 - $11,394 - Hall & Company, Certified Public Accountants Inc.

(d)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2006 - $0 - HJ & Associates, LLC
2005 - $0 - HJ & Associates, LLC
2005 - $0 - Hall & Company, Certified Public Accountants Inc.

(e)   The Company’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(f)   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized person.

BULLION RIVER GOLD CORP.

By:	/s/ Peter M. Kuhn
Name: Peter M. Kuhn Title: Director and CEO Dated: April 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Bullion River and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Peter M. Kuhn	President, Principal Executive Officer, Treasurer, Secretary,	April 4, 2007
and a member of the Board of Directors

/s/ Nancy Huber	Principal Financial Officer	April 4, 2007

/s/ Susan Jeffs	Member of the Board of Directors	April 4, 2007

/s/ Lester Knight	Member of the Board of Directors	April 4, 2007

 Exhibit A

Financial Statements and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bullion River Gold Corporation and Subsidiaries
Reno, Nevada

We have audited the consolidated balance sheets of Bullion River Gold Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bullion River Gold Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred suffered losses from operations since inception and has a deficit in working capital and stockholders' equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, UT
March 18, 2006

American Institute of Certified Public Accountants
Member of Public Company Accounting Oversight Board

Bullion River Gold Corp.
Consolidated Balance Sheets
As at December 31, 2006 and 2005

	2006	2005

Assets
Current Assets:
Cash	$146,509	$124,788
Inventory in process	125,065	-
Prepaids and other current assets	460,022	394,396
Supplies inventory	64,065	66,404
Total current assets	795,661	585,588

Property and equipment, net	2,556,694	484,149

Other assets:
Investment securities	63,000	-
Deposits	289,177	267,226
Restricted reclamation deposits	170,709	172,950
Total other assets	522,886	440,176

Total assets	$3,875,241	$1,509,913

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,144,150	$480,398
Loans from related parties	-	13,453
Current portion of capital lease obligations	226,608	63,216
Interest payable on convertible debt	118,815	-
Total current liabilities	2,489,573	557,067

Long term liabilities:
Convertible debt, net of discount	2,187,348	-
Capital lease obligations	227,732	128,281
Reclamation obligations	109,101	103,041
Total long term liabilities	2,524,181	231,322

Total liabilities	5,013,754	788,389

Shareholders’ equity (deficit):
Common stock; authorized 200,000,000 shares, $0.001 par value.
Issued and outstanding 59,282,372 and 39,243,581 respectively.	59,282	39,300
Additional paid in capital	22,836,794	8,825,523
Shares subscribed	15,244	387,500
Other comprehensive income	18,038	-
Accumulated Deficit	(24,067,871)	(8,530,799)
Total shareholders’ equity (deficit)	(1,138,513)	721,524

Total liabilities and shareholders’ equity (deficit)	$3,875,241	$1,509,913
The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Statements of Operations
For the Years Ending December 31, 2006 and 2005

	2006	2005
Revenues:
Precious metal sales	$804,190	$-

Cost of goods sold:
Direct production expenses	2,310,484	-

Gross loss	(1,506,294)	-

Operating expenses:
Exploration and development	8,755,864	3,303,527
General and administrative	3,366,503	1,968,585
Stock based compensation	556,275	-
Depreciation and accretion	433,691	91,667
Total operating expenses	13,112,333	5,363,779

Loss from operations	(14,618,627)	(5,363,779)

Other income (expense):
Interest income	20,861	19,888
Interest expense	(1,043,930)	(64,751)
Gain on debt extinguishment	-	6,496
Loss on asset disposal	(3,399)	-
Non-operating income	117,942
Other non-operating	(6,062)	(17,905)
Total other income (expense)	(914,588)	(56,272)

Net loss before income taxes	(15,533,215)	(5,420,051)
Income taxes	(3,857)	-

Net loss	(15,537,072)	(5,420,051)

Other comprehensive income:
Unrealized holding gains	18,038	-

Net comprehensive loss	$(15,519,034)	$(5,420,051)

Basic and diluted loss per share	$(0.29)	$(0.17)

Weighted average shares outstanding	53,483,241	32,281,358

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ending December 31, 2006 and 2005

							Accumulated
	Common Stock Issued		Additional	Common Shares Subscribed			Compre-hensive
	Number of Shares	Amount	Paid in Capital	Number of Shares	Amount	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2004	28,444,004	$28,444	$2,918,591	-	$-	$(3,110,748)	$(1,186)	$(164,899)
Common stock issued for cash at
$0.75 per share	4,521,577	4,578	3,386,598	-	-	-	-	3,391,176
Common stock issued for cash at
$0.50 per share	6,278,000	6,278	3,132,722	-	-	-	-	3,139,000
Common stock subscribed at $0.50
per share	-	-	-	450,000	225,000	-	-	225,000
Common stock subscribed for services
rendered at $0.50 per share	-	-	-	325,000	162,500	-	-	162,500
Share issuance costs incurred during 2005	-	-	(612,388)	-	-	-	-	(612,388)
Foreign currency translation adjustments	-	-	-	-	-	-	1,186	1,186
Net loss for the year ended
December 31, 2005	-	-	-	-	-	(5,420,051)	-	(5,420,051)
Balance at December 31, 2005	39,243,581	39,300	8,825,523	775,000	387,500	(8,530,799)	-	721,524
Common stock issued for cash at
$0.50 per share	12,741,653	12,742	6,358,085	-	-	-	-	6,370,827
Common stock issued for cash at
$0.75 per share	2,405,005	2,405	1,801,345	-	-	-	-	1,803,750
Common stock issued for shares subscribed
at $0.50 per share	775,000	775	386,725	(775,000)	(387,500)	-	-	-
Common stock issued for services
rendered at $0.50 per share	1,302,386	1,301	649,891	-	-	-	-	651,192
Common stock issued for services
rendered at $0.75 per share	850,667	851	637,149	-	-	-	-	638,000
Common stock issued related to anti-
dilution clauses in prior offerings	1,924,627	1,925	(1,925)	-	-	-	-	-
Common stock issued for interest
accrued on convertible debt	39,453	39	29,550	-	-	-	-	29,589
Warrants issued to satisfy finders’ fee
obligations	-	-	371,234	-	-	-	-	371,234
Share issue costs incurred during the year
ended December 31, 2006	-	-	(811,553)	-	-	-	-	(811,553)
Discount on convertible debt for detached
warrants and intrinsic value of
conversion benefit	-	-	4,034,439	-	-	-	-	4,034,439
Compensation expense for employee
stock option plan	-	-	556,275	-	-	-	-	556,275
Adjustment to reconcile common stock
amount with number of shares issued	-	(56)	56	-	-	-	-	-
Common stock subscribed for cash at
$0.50 per share	-	-	-	30,487	15,244	-	-	15,244
Net loss for the year ended
December 31, 2006	-	-	-	-	-	(15,537,072)	-	(15,537,072)
Unrealized holding gains at
December 31, 2006	-	-	-	-	-	-	18,038	18,038
Balance at December 31, 2006	59,282,372	$59,282	$22,836,794	30,487	$15,244	$(24,067,871)	$18,038	$(1,138,513)
The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Cash Flow Statements
For the Years Ending December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss for the period	$(15,537,072)	$(5,420,051)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	427,631	89,626
Accretion expense	6,060	2,041
Amortization related to convertible debt	760,840	-
Equity instruments issued for services and related expense	1,552,182	-
Net non-cash gains	(39,993)	(6,496)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory in process	(125,065)	-
Prepaids and other current assets	(65,626)	(305,129)
Supplies inventory	2,339	(66,404)
Deposits	(19,710)	(440,176)
(Decrease) increase in:
Accounts payable and accrued liabilities	1,663,752	(135,975)
Interest on convertible debt	118,815	-
Reclamation obligation	-	101,000
Net cash used in operating activities	(11,255,847)	(6,181,564)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,242,340)	(285,714)
Change in investment securities	(18,000)	-
Net cash used in investing activities	(2,260,340)	(285,714)

Cash Flows From Financing Activities
Loans from related parties	(13,453)	13,453
Loan payable	-	(100,000)
Cash proceeds from sale of convertible debt	5,460,948	-
Cash proceeds from sale of common shares	8,189,821	6,917,676
Offering costs	(117,446)	(513,580)
Change in unrealized holding gain	18,038	-
Net cash received from financing activities	13,537,908	6,317,549

Effect of exchange rate changes on cash	-	1,186
Increase (decrease) in cash	21,721	(148,543)

Cash, beginning of the period	124,788	273,331

Cash, end of period	$146,509	$124,788

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND NATURE OF OPERATION

NATURE OF OPERATIONS
Bullion River Gold Corp (“the Company”) was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name “Dynasty International Corporation”. The company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when it changed its business direction to the exploration of gold and silver in the western United States. On January 20, 2004, the Company changed its name to “Bullion River Gold Corp.”

On December 9, 2003, five current Nevada subsidiaries of Bullion River Gold were incorporated and sold to Bullion River Gold. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. On September 30, 2004 the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004. These subsidiaries are collectively referred to as the “Subsidiaries”.

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of December 31, 2006 and 2005 there were 59,282,372 and 39,243,581 common shares issued and outstanding.

The Company was in the exploration stage through the third quarter ending September 30, 2006. In November 2006, the Company officially exited the exploration stage and became an operating mining company when the French Gulch mine completed its test mining phase and began production mining. The Company’s first sale of gold from its production occurred in late October 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Certain balances in the 2005 consolidated financial statements have been reclassified to conform to the 2006 consolidated financial statement presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

PRODUCTION AND DEVELOPMENT COST ACCOUNTING
Production costs are direct costs associated with the extraction and processing of ore grade material in order to produce sellable precious metals and are used to compute inventory valuation and cost of sales expense. Development costs are all costs associated with the advancement and support of the mine operating infrastructure and are expensed in the period incurred due to the inability of the Company to establish a proven and probable reserve because of the vein hosted mineralization of the French Gulch mine.

INVENTORY FOR SALE
Ounces of precious metals in inventory are stated at the lower of cost or market value.

SUPPLY INVENTORIES
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

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and certificates of deposit held in U.S. banks that have deposit insurance thus limiting the amount of credit exposure.

During 2006, 100% of revenues consisted of sales to one company.

REVENUE RECOGNITION
Precious metal sales are recognized when the title passes to the purchaser and delivery occurs.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At December 31, 2006, the Company had 1,840,000 options outstanding and 39,854,666 warrants outstanding. At December 31, 2005, the Company had no options outstanding and 9,576,925 warrants outstanding.

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

COMPREHENSIVE INCOME
Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents unrealized holding gains associated with Company investments in available for sale securities accounted for in accordance with FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS
The Company will expense all operating costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the years ended December 31, 2006 and 2005.

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

The Company has estimated costs associated with the closure, reclamation and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 9 for a summary of the Company’s reclamation obligations.

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 1,840,000 options outstanding as of December 31, 2006 which resulted in charges attributable to the period ended December 31, 2006 in the amount of $556,275.

CONVERTIBLE DEBT
EITF 00-27 states that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The Company has adopted this accounting practice for the convertible debt issued during 2006. The convertible debt and related discounts are summarized in footnote 8.

NOTE 3 - INVENTORIES

Inventories consist of the following as at December 31, 2006 and 2005:

	2006	2005
Gold bullion	$-	$-
Precious metal in process	125,065	-
Supplies	64,065	66,404
Total inventories	$189,130	$66,404

Metal-in-process inventory contained approximately 197 ounces of gold as of December 31, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment as of December 31, 2005 and 2006:

	2006	2005

Mine equipment	$2,369,196	$539,448
Vehicles	224,158	-
Office equipment	160,258	47,377
Buildings	61,911	-
Total fixed assets	2,815,523	586,825
Accumulated depreciation	(528,946)	(102,676)
Fixed assets, net	2,286,577	484,149
Property	110,203	-
Capital in progress	159,914	-
Property and equipment, net	$2,556,694	$484,149

NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company’s restricted reclamation deposits at December 31, 2005 and 2006:

Mineral Property	Obligee (s)	Inception Date	2005 Amount	Changes	2006 Amount
French Gulch	Bureau of Land Management	June 2005	$11,500	$-	$11,500
French Gulch	Shasta County	December 2005	71,200	3,759	74,959
French Gulch	California Regional Water Control Board	December 2005	29,900	-	29,900
North Fork	US Forest Service	March 2004	29,800	-	29,800
Antone Canyon	US Forest Service	March 2005	3,300	-	3,300
Corcoran Canyon	USDAFS	April 2004	2,600	-	2,600
Corcoran Canyon	Bureau of Land Management	April 2004	6,700	-	6,700
Wenban Spring	Bureau of Land Management	March 2005	5,400	-	5,400
Thomas Creek	Bureau of Land Management	January 2004	6,000	(6,000)	-
Painted Hills	Bureau of Land Management	August 2004	6,550	-	6,550
			$172,950	$(2,241)	$170,709

NOTE 6 - INVESTMENTS

The Company’s investments at December 31, 2006 and 2005 are summarized as follows:

Common Stock Holdings	2006	2005
Silver Quest Resources LTD.
Fair value	$63,000	$-
Cost	45,000	-
Unrealized holding gain	$18,000	$-

NOTE 7 - LOANS PAYABLE

On August 5, 2005, the Company entered into a loan agreement with Centennial Development in the amount of $500,000 due on December 31, 2005. The interest rate was 1.15% per month and there was a $25,000 loan fee. The loan principal and fees were paid in full on October 21, 2005. Accrued interest outstanding at December 31, 2005 was $13,453 and was paid on January 3, 2006.

There were no loans outstanding on December 31, 2006.

NOTE 8 - CONVERTIBLE DEBT

There was no convertible debt outstanding for the year ending December 31, 2005. The following is a summary of the Company’s convertible debt outstanding for the year ending December 31, 2006:

	Secured Debentures	Unsecured Debentures	Total

Convertible debt at December 31, 2006	$2,600,000	$2,860,948	$5,460,948

Discount on convertible debt:
Relative fair value of detached warrants	(766,049)	(856,454)	(1,622,503)
Intrinsic value of conversion benefit	(1,101,382)	(1,310,555)	(2,411,937)
Discount amortization to date	436,879	323,961	760,840
Net discount on convertible debt	(1,430,552)	(1,843,048)	(3,273,600)

Convertible debt, net of discount	$1,169,448	$1,017,900	$2,187,348

During the year ending December 31, 2006, the Company issued these convertible debt instruments (debentures) under two different agreements. One of the debentures is secured by the ownership of French Gulch Nevada Mining Corp and bears interest at a rate of 10% per annum, paid quarterly. The other debenture agreements are unsecured and bear interest at a rate of 12% per annum, paid quarterly. Interest may be paid in cash or stock at a fixed price of $0.75 per share for both of the debentures. For the secured debenture, the decision of mode of payment is made by mutual consent of the Company and the holder or its assigns. The control of settlement terms of interest for the unsecured debentures is held exclusively by the Company. Both of the debentures have a maturity date of two years from the date of the agreement and may be converted into common stock at the option of the holder any time prior to maturity at a fixed price of $0.75 per share. The conversion price is adjusted for stock splits, stock dividends, and equity issuances by the Company. The Company is required to reserve sufficient shares for the conversion of both the principal and any interest and has signed a registration agreement that it will use it’s best efforts to register those shares. The registration rights agreement does not include any penalties or other monetary remedies. The Company has sufficient authorized common shares to provide for the conversion of the debentures and any interest that may accrue.

If settlement of all of the convertible debt were to have occurred on December 31, 2006 the Company would have paid up to $5,579,763 in cash or have issued up to 7,439,686 shares of common stock which would have had a market value of $5,564,161. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $6,637,986 in cash or issue up to 8,850,651 shares of common stock.

NOTE 9 - RECLAMATION OBLIGATIONS

The Company became subject to and adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. At December 31, 2005, the Company recognized a reclamation liability for the estimated reclamation costs related to the French Gulch and North Fork properties. The related costs were expensed since neither of the properties were in production or had proven or probable mineral reserves at the time.

The accretion of the reclamation obligation liability is recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details as of December 31, 2006.

French Gulch

In connection with the reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the operating plan for the French Gulch property. At an accretion rate of 6%, the Company has expensed $4,272 for the year ended December 31, 2006. The total reclamation obligation as of December 31, 2006 is $75,472.

North Fork

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 as of December 31, 2005 for the North Fork property. At an accretion rate of 6%, the Company has expensed $1,788 for the year ended December 31, 2006. Total reclamation obligation as of December 31, 2006 is $33,629.

The following is a description of the changes to the Company's reclamation liability and expenses as of December 31, 2006:

Estimated reclamation obligation at December 31, 2005:
French Gulch	$71,200
North Fork	31,841
Reclamation obligation before 2006 accretion	103,041

Changes in reclamation obligation for the year ending December 31, 2006:
French Gulch accretion expense	4,272
North Fork accretion expense	1,788
Increase in reclamation obligation	6,060

Total reclamation obligation at December 31, 2006	$109,101

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company had zero options outstanding on December 31, 2005.

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. At the date of issuance 794,722 options were immediately vested and the remaining 1,045,278 will vest over periods up to 33 months. These stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered but are expected to be by the end of the second quarter of 2007.

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. The Company used the following assumptions in estimating fair value: the risk-free interest rate of 4.6%, the volatility rate used is 74%; and the expected life of the options is ten years. The Company also assumed that no dividends would be paid on common stock.

At December 31, 2006, the Company had the following stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	-	$-

Granted	1,840,000	0.50
Canceled	-	-
Exercised	-	-
Outstanding on December 31, 2006	1,840,000	$0.50
Exercisable on December 31, 2006	794,722	$0.50

At December 31, 2006, the Company had the following consolidated warrants outstanding:

Period of Issuance	Period of Expiration	Total Warrants
2nd quarter - 2004	2nd quarter - 2007	975,000
3rd quarter - 2004	3rd quarter - 2007	1,343,335
4th quarter - 2004	4th quarter - 2007	859,712
1st quarter - 2005	1st quarter - 2008	846,000
2nd quarter - 2005	2nd quarter - 2008	2,846,841
4th quarter - 2005	4th quarter - 2008	1,500,000
1st quarter - 2006	1st quarter - 2007	550,800
1st quarter - 2006	1st quarter - 2008	13,014,969
1st quarter - 2006	2nd quarter - 2008	2,224,162
2nd quarter - 2006	2nd quarter - 2008	6,045,672
3rd quarter - 2006	3rd quarter - 2008	4,751,002
4th quarter - 2006	4th quarter - 2008	4,897,173
Total Warrants Outstanding		39,854,666

A summary of the Company’s stock warrants as of December 31, 2006 and changes during the year is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding on December 31, 2005	9,576,925	$1.01

Granted	36,820,416	0.77
Canceled	(4,370,022)	0.96
Exercised	(2,172,653)	0.50

Outstanding on December 31, 2006	39,854,666	$0.82

NOTE 11 - SIGNIFICANT EVENTS

The following is a summary of significant events related to the Company’s properties that have transpired during the years ending December 31, 2005 and 2006.

French Gulch (Nevada) Mining Corp.

On May 19, 2005, the Company exercised it option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property included in that agreement. Upon exercise of the option French Gulch gained all rights incident to ownership of real property allowed by law, including the right to develop and mine the property. The Company was in compliance with the terms of the option agreement as of December 31, 2005. The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of December 31, 2006, the Company had delayed its December 2006 option payment of $175,000.

The Company has staked 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. The Company has named these newly staked claims, along with the Washington -Niagara property, the “French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch. All claim maintenance fees and taxes were current as of December 31, 2005 and 2006.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust (“Stump”) giving French Gulch the exclusive right to explore, develop, and mine the property. The property is located in Shasta County, California, adjacent to the French Gulch property, and consists of 1 patented lode mining claim ("Colorado Quartz Mine”). The option agreement is for an initial term of ten years and expires on July 21, 2015. The Company was in compliance with all terms of the purchase option as of December 31, 2005 and 2006.

On August 7, 2006, Bullion River Gold Corp entered into a secured convertible debenture agreement with Elton Participation Group. To secure the agreement the Company pledged 100% of its ownership, including all stock and assets, of French Gulch (Nevada) Mining Corp.

All claim maintenance fees and taxes for the property were current as of December 31, 2005 and 2006.

North Fork Mining Corp.

The Company was in compliance with the terms of the option agreements with Mugwamp Mining and Forest Mine as of December 31, 2005. The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of December 31, 2006, the Company had delayed its December 2006 option payments of $5,000 each.

All claim maintenance fees and taxes for the property were current as of December 31, 2005 and 2006.

Antone Canyon Property

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of December 31, 2005 and 2006.

All claim maintenance fees for the property were current as of December 31, 2005 and 2006.

Corcoran Canyon Mining Corp.

The option agreement with Landore Resources expired on February 28, 2006. At that time, the Company started negotiations with the owner to purchase the property as required by the terms set forth in the original agreement noted above. Two partial payments of $20,000 were made on February 28 and March 30, 2006. On May 19, 2006 the Company made a final payment of $160,000 to take ownership of the property.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together “Silver Quest”) entered into a joint venture. Silver Quest was required to pay the Company $10,000 within five days of execution of the agreement. Within 60 days from the date of the agreement Silver Quest was to receive TSXV acceptance and at that time pay the Company $30,000 and 100,000 common shares of Silver Quest Resources LTD to keep the option in good standing.

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

At December 31, 2006, Silver Quest was in compliance with all of the terms of the option agreement with the Company.

All claim maintenance fees for the property were current as of December 31, 2005 and 2006.

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

On January 19, 2006, the Company entered into an option agreement with Senator Minerals “Senator”, a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of the Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The terms of the agreement include: $10,000 in cash for each property, which was paid on January 20, 2006 and 125,000 restricted shares of Bullion River common stock for each property which were issued on May 1, 2006. Bullion River is obliged to spend $150,000 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000. Bullion River can increase its ownership to 76%. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10% ownership, it can elect a three percent NSR. The properties are so-called ‘grassroots’ properties, no significant exploration has been done to this point.

All claim maintenance fees for the property were current as of December 31, 2006.

Painted Hills Claims

As of September 1, 2006, management has decided not to pursue any additional exploration at the Painted Hills property and has chosen not to renew the mining claims.

Mission Mine

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the “Mission Mine” from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company has made the following payments to TKM Corp.
1.	Non-refundable $10,000 payment on February 18, 2006 upon entering into the agreement.
2.	$40,000 on February 24, 2006 for the right to explore the property through August 31, 2006.
3.	$50,000 on September 1, 2006 for the right to explore the property from September 1, 2006 until September 1, 2009.

TKM has granted the Company the exclusive right and option to purchase the property as follows:
1.	Option executed up until August 31, 2007 - $1.5 million.
2.	Option executed from September 1, 2007 to August 31, 2008 - $2.0 million.
3.	Option executed from September 1, 2008 to August 31, 2009 - $2.5 million.

In addition to the dollar amount defined above, the purchase price shall include a 2.5% Net Smelter Royalty for the first three years of production from the property.

All claim maintenance fees and taxes for the property were current as of December 31, 2006.

On November 16th, 2006 the Company entered into an exploration permit with the option to purchase 34 unpatented lode mining claims from Nevada Eagle Resources LLC (NER). The 32 LA claims ( LA 1-17and 19-31) claims and the MMC 1 and 2 claims are located in the Dale Mining District of Riverside and San Bernardino counties of southern California. The claims were located in the spring of 2006 and were subsequently filed and recorded with the California BLM and the respective recorders offices in San Bernardino and Riverside counties. The Company paid $10,000 upon signing the agreement and can purchase the aforesaid unpatented mining claims from NER as per the following schedule:

$15,000 - April 27, 2007
$20,000 - April 27, 2008
$25,000 - April 27, 2009
$30,000 - April 27, 2010
$50,000 - April 27, 2011

Once purchase option will be considered exercised once the payments totaling $150,000 have been made to NER. NER will retain a 3% net smelter return on the claims, of which 2% may be purchased for $1 million per percentage point by the Company.

NOTE 12 - CONTRACTUAL OBLIGATIONS/COMMITMENTS

The following is a summary of the Company’s significant contractual obligations payable for the years ended December 31:

	2007	2008	2009	2010	2011	Thereafter
Property option and purchase payments	$973,584	$213,500	$68,500	$73,500	$94,500	$93,500
Lease obligations	402,142	282,112	68,987	32,094	7,848	-
Loan obligations	580,301	6,024,751	-	-	-	-
Total commitments	$1,956,027	$6,520,363	$137,487	$105,594	$102,348	$93,500

NOTE 13 - RELATED PARTY TRANSACTIONS

No member of management, executive officer or stockholder has had any direct or indirect interest in any transaction to which Bullion River or any of its subsidiaries was a party with the exception of the following:

During the first quarter of 2005, the Company paid $75,000 in professional fees to a company controlled by a director of the Company.

During the month of June 2005, the Company borrowed $15,000 from Kristi Kuhn, the spouse of the Company president. The Company paid the debt off in November.

During 2005, the Company borrowed a total of $760,000 from Centennial Development Co, a company that is controlled by Peter Kuhn, President of the Company. At 12/31/05 the Company was indebted to Centennial Development Co. in the amount of $13,453. This balance was paid in the first quarter of 2006.

On October 23, 2006, the company received $75,000 from Susan Jeffs, a company board member, for her participation in a convertible debenture the company completed November 8, 2006.

As part of the option agreement between North Fork and a company controlled by the Bullion River president, North Fork granted a net smelter royalty of 1.5% on the 42 unpatented mineral claims to the company president. No transactions have resulted from this agreement.

NOTE 14 - FOREIGN EXCHANGE ADJUSTMENTS

At December 31, 2004, the company was carrying a debit balance $1,367 in Stockholder’s Equity for Foreign Exchange Adjustments. Most of this was related to the balance as of December 31, 2004 carried forward. Up until April 2005, much of the Company’s accounts payable were paid from the Canadian bank account via the Company’s third party accounting firm, which resulted in foreign exchange adjustments. Now that the Company is paying all accounts payable from their U.S. offices in Reno, NV and the vast majority of their accounts are U.S. based, management no longer deemed it was necessary to carry forward foreign exchange adjustments for the small balance. Accordingly, the equity balance was credited and a one time expense of $1,367 was charged to miscellaneous expense.

There were no foreign exchange adjustments in regards to equity for the year ending December 31, 2006.

NOTE 15 - PROVISION FOR INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

The amount of deferred income tax benefit is impacted by the difference between the estimated Federal and State statutory income tax rates used to estimate deferred tax assets and liabilities and actual rates utilized when determining incomes taxes due or the application of net operating losses which are impacted by lower rates for taxable income less than $100,000 along with differences in state tax rates. In addition, other estimates utilized in determining deferred income tax benefit resulting from anticipated timing differences may differ from amounts initially determined when the timing differences are realized.

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Net operating loss carryover	$6,831,522	$2,824,086

Deferred tax liabilities:
Depreciation	(238,386)	(287,885)

Valuation allowance	(6,593,136)	(2,536,201)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Book loss	$(6,059,459)	$(2,107,146)
Stock compensation	605,351	-
Exploration capitalization	716,162	465,705
M & E	48,238	13,000
Reclamation obligation	-	32,860
Beneficial conversion	716,162	-
Other	-	(9,532)
Accretion	2,363	-
Penalties	14,050	-
Valuation allowance	3,957,133	1,605,113
	$-	$-

At December 31, 2006, the Company had net operating loss carryovers of approximately $17 million that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryovers for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryovers may be limited as to use in future years.

NOTE 16 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of December 31, 2006, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

The Company’s ability to implement its business plan and exploration program in the near term is dependent upon its ability to secure financing through debt, private loans, private placement of funds, and operating revenue. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders or that operating revenues will provide sufficient positive cash flow to sustain operations.

The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to establish a profitable mineral property, generate revenues from commercial production, and control exploration costs. There is no assurance that the Company will be able to find projects meeting their specifications for mineralization or that the projects will have large enough tonnage potential or that the Company will commence commercial production should they find projects meeting their required specifications. Based upon current plans, the Company expects to incur operating losses in future periods. The financial statements do not include any adjustments that might result from the outcome of any the above uncertainties. These factors raise doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2006, the company raised an additional $950,000 through the issuance of common stock from warrant exercising, $1.4 million through the issuance of convertible debt, $750,000 from short term loans, and $1.7 million through the issuance of common stock. The Company is currently negotiating the raising of additional funds by means of these activities which is estimated to be sufficient to complete required capital improvements at French Gulch and provide working capital to support operations and administrative activity in the short term. If the Company does not secure this financing it will need to pursue other options in order to continue its operating plan.

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company raised $948,994, in cash by issuing common shares for warrant conversions.

Subsequent to December 31, 2006, the Company raised $1,710,250 in cash by issuing common shares in a private offering.

Subsequent to December 31, 2006, the Company raised $1,400,000 in cash by issuing convertible debt.

Subsequent to December 31, 2006, the Company raised $750,000 in cash from short term loans.

Subsequent to December 31, 2006, the Company issued 152,865 shares for the conversion of interest payable on convertible debt for the fourth quarter.

Subsequent to December 31, 2006, the Company entered into a non-interest bearing loan agreement with a company controlled by the Company’s president, Peter Kuhn. The principal amount of $200,000 was repaid in the same period.