Form 10KSB/A
period 2006-12-31
BULLION RIVER GOLD CORP
filed 2007-04-05
CIK 1168458

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB/A

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

See Part III, Item 13.

Transitional Small Business Issuer Format: Yes ☐  No ☒

Explanatory Note
This amendment to Bullion River Gold Corp’s 10-KSB filing for the year ended December 31, 2006 is filed solely because an incorrect Report of Independent Registered Public Accounting Firm had been included on page F-2 of Exhibit A of the original document and with this amended filing has been replaced with the correct Report of Independent Registered Public Accounting Firm.  There are no changes to any other information from the original document.

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

[LETTERHEAD OF HJ & ASSOCIATES, L.L.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bullion River Gold Corporation and Subsidiaries
Reno, Nevada

We have audited the consolidated balance sheets of Bullion River Gold Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bullion River Gold Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred significant losses from operations since inception and has a deficit in working capital and stockholders’ equity. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 2, 2007

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