Form 10QSB
period 2007-03-31
BULLION RIVER GOLD CORP
filed 2007-05-15
CIK 1168458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(1) Yes ☒ No ☐  (2) Yes ☒ No ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2007 - 63,245,763

Transitional small business disclosure format (check one): Yes ☐ No ☒

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Bullion River Gold Corp.
Consolidated Balance Sheets
As at March 31, 2007 and December 31, 2006
	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$73,639	$146,509
Inventory in process	808,649	125,065
Prepaids and other current assets	456,808	460,022
Supplies inventory	49,205	64,065
Total current assets	1,388,301	795,661

Property and equipment, net	3,210,088	2,556,694

Other assets:
Investment securities	49,000	63,000
Deposits	188,384	289,177
Restricted reclamation deposits	171,711	170,709
Total other assets	409,095	522,886

Total assets	$5,007,484	$3,875,241

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$2,566,068	$2,144,150
Short term loans	559,962	-
Current portion of capital lease obligations	217,096	226,608
Interest payable on convertible debt	157,247	118,815
Total current liabilities	3,500,373	2,489,573

Long term liabilities:
Convertible debt, net of discount	3,706,745	2,187,348
Capital lease obligations	224,547	227,732
Reclamation obligations	110,584	109,101
Total long term liabilities	4,041,876	2,524,181

Total liabilities	7,542,249	5,013,754

Shareholders’ deficit:
Common stock; authorized 200,000,000 shares, $0.001 par value.
Issued and outstanding 63,079,096 and 59,282,372, respectively.	63,079	59,282
Additional paid in capital	26,260,400	22,836,794
Shares subscribed	-	15,244
Other comprehensive income	4,019	18,038
Accumulated deficit	(28,862,263)	(24,067,871)
Total shareholders’ deficit	(2,534,765)	(1,138,513)

Total liabilities and shareholders’ deficit	$5,007,484	$3,875,241

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Statements of Operations
For the Three Months Ending March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues:
Precious metal sales	$352,610	$-

Cost of goods sold:
Direct production expenses	708,235	-

Gross loss	(355,625)	-

Operating expenses:
Exploration and development	2,080,942	1,515,085
General and administrative	1,232,682	644,715
Stock based compensation	81,229	-
Depreciation and accretion	152,951	65,140
Total operating expenses	3,547,804	2,224,940

Loss from operations	(3,903,429)	(2,224,940)

Other income (expense):
Interest income	17,375	10,014
Interest expense	(799,843)	(10,129)
Loss on settlement of debt	(5,963)	-
Loss on asset disposal	-	(1,189)
Non-operating income	2,549	-
Total other income (expense)	(785,883)	(1,304)

Net loss before income taxes	(4,689,312)	(2,226,244)
Income taxes	-	-

Net loss	(4,689,312)	(2,226,244)

Other comprehensive income:
Unrealized holding loss	(14,019)	-

Net comprehensive loss	$(4,703,331)	$(2,226,244)

Basic and diluted loss per share	$(0.08)	$(0.05)

Weighted average shares outstanding	60,418,216	45,502,911

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Cash Flow Statements
For the Three Months Ending March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss for the period	$(4,689,312)	$(2,226,244)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	151,468	63,611
Accretion expense	1,483	1,529
Amortization related to debt discounts	550,747	-
Equity instruments issued for services and expenses	206,753	125,000
Loss on settlement of debt	5,963	-
Loss on disposal of assets	-	1,189

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory in process	(683,584)	-
Prepaids and other current assets	3,195	52,749
Supplies inventory	14,860	(22,507)
Deposits	99,791	122,574
(Decrease) increase in:
Accounts payable and accrued liabilities	421,918	(8,458)
Interest payable on convertible debt	38,432	-

Net cash used in operating activities	(3,878,286)	(1,890,557)

Cash Flows From Investing Activities
Purchase of property and equipment	(753,044)	(769,995)

Net cash used in investing activities	(753,044)	(769,995)

Cash Flows From Financing Activities
Loans from related parties	-	(13,453)
Payments on capital leases	(64,515)	-
Short term loans	750,000	-
Proceeds from sale of convertible debt	1,400,000	-
Proceeds from sale of common shares	2,644,000	3,714,616
Offering costs	(171,025)	(464,308)

Net cash received from financing activities	4,558,460	3,236,855

Increase (decrease) in cash	(72,870)	576,303

Cash, beginning of the period	146,509	124,788

Cash, end of period	$73,639	$701,091

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$43,506	$10,129
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Non-cash dividend issued to select warrant holders	$105,080	$-
The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp
Notes to the Consolidated Financial Statements
March 31, 2007

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

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of March 31, 2007 there were 63,079,096 common shares issued and outstanding.

The Company was in the exploration stage through the third quarter ending September 30, 2006. In November 2006, the Company officially exited the exploration stage and became an operating mining company when the French Gulch mine completed its test mining phase and began production mining. The Company’s first sale of gold from its production occurred in late November 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and contain all adjustments which, in the opinion of management, are necessary for fair presentation of the interim financial information.

Certain balances in the 2006 consolidated financial statements have been reclassified to conform to the 2007 consolidated financial statement presentation.

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

INVENTORY IN PROCESS
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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share would reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At March 31, 2007, the Company had 2,040,000 options outstanding and 43,092,849 warrants outstanding. At March 31, 2006, the Company had no options outstanding and 27,030,136 warrants outstanding.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the periods ended March 31, 2007 and 2006.

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

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 2,040,000 options outstanding as of March 31, 2007 which resulted in charges attributable to the period ended March 31, 2007 in the amount of $81,229. There were no options outstanding on March 31, 2006.

CONVERTIBLE DEBT
EITF 00-27 states that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The Company has adopted this accounting practice for all convertible debt issued to date. The convertible debt and related discounts are summarized in footnote 8.

NOTE 3 - INVENTORIES

Inventories consist of the following as at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Gold bullion	$-	$-
Precious metal in process	808,649	125,065
Supplies	49,205	64,065
Total inventories	$857,854	$189,130

Metal-in-process inventory contained approximately 1,219 ounces of gold as of March 31, 2007 and 197 ounces as of December 31, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Mine equipment	$2,468,838	$2,369,196
Vehicles	275,976	224,158
Office equipment	189,631	160,258
Buildings	65,287	61,911
Total	2,999,732	2,815,523
Accumulated depreciation	(680,414)	(528,946)
Net	2,319,318	2,286,577
Land	110,203	110,203
Contruction in progress	780,567	159,914
Property and equipment, net	$3,210,088	$2,556,694

The following is a summary of the Company’s components of construction in progress as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Mill expansion	$603,704	$37,922
Water treatment plant	75,953	23,561
Buildings and site infrastructure	50,887	48,408
Paste backfill system	50,023	50,023
Total construction in progress	$780,567	$159,914

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service and thereafter is amortized over its expected useful life.

NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company’s restricted reclamation deposits at March 31, 2007 and December 31, 2006:

Mineral Property	Obligee (s)	Inception Date	December 31, 2006	Changes	March 31, 2007
French Gulch	Bureau of Land Management	June 2006	$11,500	$-	$11,500
French Gulch	Shasta County	December 2006	74,959	1,002	75,961
French Gulch	California Regional Water Control Board	December 2006	29,900	-	29,900
North Fork	US Forest Service	March 2004	29,800	-	29,800
Antone Canyon	US Forest Service	March 2006	3,300	-	3,300
Corcoran Canyon	USDAFS	April 2004	2,600	-	2,600
Corcoran Canyon	Bureau of Land Management	April 2004	6,700	-	6,700
Wenban Spring	Bureau of Land Management	March 2006	5,400	-	5,400
Painted Hills	Bureau of Land Management	August 2004	6,550	-	6,550
			$170,709	$1,002	$171,711

NOTE 6 - INVESTMENTS

The Company’s investments at March 31, 2007 and December 31, 2006 are summarized as follows:

Common Stock Holdings	March 31, 2007	December 31, 2006
Silver Quest Resources LTD.
Fair value	$49,000	$63,000
Cost	45,000	45,000
Unrealized holding gain	$4,000	$18,000

NOTE 7 - LOANS PAYABLE

During March 2007, the Company issued three short term notes raising a total of $750,000. The principal amounts bear an interest rate of zero (0.00%), and are due and payable on or before June 30, 2007. There is no penalty for prepayment of any amount. The notes also include one detached warrant to purchase one common share per one dollar ($1) of principal; each warrant has a life of two years and has an exercise price of $0.75.

	March 31, 2007	December 31, 2006
Short term loans	$750,000	$-
Fair value of detached warrants	(196,345)	-
Discount amortization to date	6,307	-
Short term loans, net	$559,962	$-

NOTE 8 - CONVERTIBLE DEBT

The following is a summary of the Company’s convertible debt outstanding for the period ending March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
	Secured Debentures	Unsecured Debentures	Total	Secured Debentures	Unsecured Debentures	Total
Convertible debt	$4,000,000	$2,860,948	$6,860,948	$2,600,000	$2,860,948	$5,460,948
Discount:
Relative fair value of detached warrants	(1,033,570)	(856,454)	(1,890,024)	(766,049)	(856,454)	(1,622,503)
Intrinsic value of conversion benefit	(1,258,903)	(1,310,555)	(2,569,458)	(1,101,382)	(1,310,555)	(2,411,937)
Discount amortization to date	710,442	594,837	1,305,279	436,879	323,961	760,840
Net discount on convertible debt	(1,582,031)	(1,572,172)	(3,154,203)	(1,430,552)	(1,843,048)	(3,273,600)
Convertible debt, net of discount	$2,417,969	$1,288,776	$3,706,745	$1,169,448	$1,017,900	$2,187,348

The Company has issued these convertible debt instruments (debentures) under two different agreements. The secured debentures are secured by the ownership of French Gulch Nevada Mining Corp and bear interest at a rate of 10% per annum, paid quarterly. The other debenture agreements are unsecured and bear interest at a rate of 12% per annum, paid quarterly. Interest may be paid in cash or stock at a fixed price of $0.75 per share for both of the debentures. For the secured debenture, the decision of mode of payment is made by mutual consent of the Company and the holder or its assigns. The control of settlement terms of interest for the unsecured debentures is held exclusively by the Company. Both of the debentures have a maturity date of two years from the date of the agreement and may be converted into common stock at the option of the holder any time prior to maturity at a fixed price of $0.75 per share. The conversion price is adjusted for stock splits, stock dividends, and equity issuances by the Company. The Company is required to reserve sufficient shares for the conversion of both the principal and any interest and has signed a registration agreement that it will use it’s best efforts to register those shares. The registration rights agreement does not include any penalties or other monetary remedies. The Company has sufficient authorized common shares to provide for the conversion of the debentures and any interest that may accrue.

If settlement of all of the convertible debt were to have occurred on March 31, 2007 the Company would have paid up to $7,095,733 in cash or have issued up to 9,460,980 shares of common stock which would have had a market value of $6,433,466. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $8,199,171 in cash or issue up to 10,932,231 shares of common stock.

NOTE 9 - RECLAMATION OBLIGATIONS

The accretion of the reclamation obligation liability is recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details at of March 31, 2007.

French Gulch

In connection with the reclamation permit obtained in December 2005 based on the current operating plan for the French Gulch property, the Company estimated reclamation costs to be $75,472 at December 31, 2006. At an accretion rate of 6%, the Company has expensed $1,042 for the period ended March 31, 2007. The total reclamation obligation at March 31, 2007 is $76,514.

North Fork

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $33,629 at December 31, 2006 for the North Fork property. At an accretion rate of 6%, the Company has expensed $441 for the period ended March 31, 2007. Total reclamation obligation at March 31, 2007 is $34,070.

The following is a description of the changes to the Company's reclamation liability and expenses at March 31, 2007:

Estimated reclamation obligation at December 31, 2006:
French Gulch	$75,472
North Fork	33,629
Reclamation obligation before 2007 accretion	109,101

Changes in reclamation obligation for the period ending March 31, 2007:
French Gulch accretion expense	1,042
North Fork accretion expense	441
Increase in reclamation obligation	1,483

Total reclamation obligation at March 31, 2007	$110,584

NOTE 10 - COMMON STOCK

During the three months ending March 31, 2007 the Company entered into the following consolidated equity transactions:

The Company raised $1,710,250 in cash by issuing 2,280,336 equity units at $0.75 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share.

The Company raised $933,750 in cash through the exercise of warrants to purchase a total of 1,360,487 common shares at an average exercise price of $0.70, of which 30,487 shares were subscribed during the year ended December, 31 2006.

The Company issued 155,901 common shares at $0.75 per share for interest on convertible debt accrued in 2006.

NOTE 11 - STOCK OPTIONS AND WARRANTS

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. On February 28, 2007 the Company issued 200,000 additional options. For the year ending December 31, 2006, immediately vested options totaled 794,722. During the three month period ending March 31, 2007, an additional 203,891 options became vested for a total of 998,613. The remaining 1,041,387 will vest over periods of one to thirty-five months. All stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered but are expected to be by the end of the second quarter of 2007.

The Company estimated the fair value of options and warrants using the Black-Scholes Option Price Calculation. The Company used the following assumptions in estimating fair value for the initial grant on December 20, 2006: the risk-free interest rate of 4.6%, the volatility rate used is 74%; and the expected life of the options is ten years. The Company also assumed that no dividends would be paid on common stock. The Company used the following assumptions in estimating fair value for the options granted during the three months ending March 31, 2007: the risk-free interest rate of 4.56%, the volatility rate used is 72.5%; and the expected life of the options is ten years. The Company also assumed that no dividends would be paid on common stock.

At March 31, 2007, the Company had the following stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2006	1,840,000	$0.50

Granted	200,000	0.75
Canceled	-	-
Exercised	-	-
Outstanding on March 31, 2007	2,040,000	$0.52
Exercisable on March 31, 2007	998,613	$0.50

At March 31, 2007, the Company had the following consolidated warrants outstanding:

Period of Issuance	Period of Expiration	Total Warrants
3rd quarter - 2004	3rd quarter - 2007	1,343,335
4th quarter - 2004	4th quarter - 2007	824,225
1st quarter - 2005	1st quarter - 2008	796,000
2nd quarter - 2005	2nd quarter - 2008	2,546,841
4th quarter - 2005	4th quarter - 2008	1,500,000
1st quarter - 2006	1st quarter - 2007	550,800
1st quarter - 2006	1st quarter - 2008	13,014,969
1st quarter - 2006	2nd quarter - 2008	2,224,162
2nd quarter - 2006	2nd quarter - 2008	6,045,672
3rd quarter - 2006	3rd quarter - 2008	4,751,002
4th quarter - 2006	3rd quarter - 2008	800,000
4th quarter - 2006	4th quarter - 2008	4,097,173
1st quarter - 2007	3rd quarter - 2008	548,334
1st quarter - 2007	1st quarter - 2009	4,050,336
Total Warrants Outstanding		43,092,849

The following is a summary of the Company’s stock warrants at March 31, 2007 and changes during the period:
	Warrants	Weighted Average Exercise Price
Outstanding on December 31, 2006	39,854,666	$0.92

Granted	4,598,670	1.00
Canceled	-	-
Exercised	(1,360,487)	0.70

Outstanding on March 31, 2007	43,092,849	$0.83

During the three month period ending March 31, 2007, the Company amended the terms of three outstanding warrant agreements to purchase a total of 975,000 shares of common stock. The warrants were originally purchased in 2004 as part of an equity unit sale. The original exercise price of $1.50 per share and expiration date of April 15, 2007 were changed to $0.75 per share and March 31, 2007. Due to this modification the Company recorded a non-cash dividend of $105,080. The Company estimated the fair value of the dividend by computing the difference between the original and amended warrant terms at the modification date using the Black-Scholes pricing model with the following assumptions: dividend yield is zero percent for both; expected volatility is 62.7% for the original and 55.4% for the amended; risk free interest rate of 5.16% for both; and expected lives of 66 days for the original and 51 days for the amended.

NOTE 12 - MINERAL PROPERTIES

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

The following is a summary of significant events related to the Company’s properties that have transpired during the three month period ending March 31, 2007. For more information about the individual properties see the Company’s 2006 annual report.

French Gulch (Nevada) Mining Corp.

The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of March 31, 2007, the Company is in arrears for a total of $300,000.

All claim maintenance fees and taxes for the property were current as of March 31, 2007.

North Fork Mining Corp.

The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of March 31, 2007, the Company is in arrears for a total of $40,000.

All claim maintenance fees and taxes for the property were current as of March 31, 2007.

Antone Canyon Property

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of March 31, 2007.

All claim maintenance fees for the property were current as of March 31, 2007.

Corcoran Canyon Mining Corp.

At March 31, 2007, Silver Quest was in compliance with all of the terms of the joint venture option agreement with the Company.

All claim maintenance fees for the property were current as of March 31, 2007.

Wenban Spring Mining Corp.

All claim maintenance fees for the property were current as of March 31, 2007.

Mission Mine

The Company was in compliance with the terms of the option agreements with TKM Corporation and Nevada Eagle Resources LLC as of March 31, 2007.

All claim maintenance fees and taxes for the property were current as of March 31, 2007.

NOTE 13 - RELATED PARTY TRANSACTIONS

On January 18, 2007, the Company entered into an agreement with Centennial Development, Inc., a company controlled by the Company’s president, for a short term loan. The loan was for a principal balance of $200,000 with a stated annual interest rate of 14%. The principal and interest were repaid in full on February 15, 2007.

On January 23, 2007, the Company issued 2,269 common shares at $0.75 per share to Susan Jeffs, a director of the Company, for interest owed on convertible debt.

NOTE 14 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of March 31, 2007, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

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

Subsequent to March 31, 2007, the company raised $550,000 in cash from short term loans and $1.27 million from mineral sales. The Company is currently negotiating the raising of additional funds through debt and equity financing which is estimated to be sufficient to complete required capital improvements at French Gulch and provide working capital to support operations and administrative activity in the short term. If the Company does not secure this financing it will need to pursue other options in order to continue its operating plan.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company raised $550,000 in cash from short term loans.

Item 2. Management’s Discussion and Analysis

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

Company Overview

Bullion River Gold Corp (“the Company”) is a mineral production and exploration company. The Company, through its subsidiaries, conducts gold and silver mineral production and exploration on properties in the western United States.

The Company announced production at its French Gulch Subsidiary in November of 2007. Although management believes that the drilling and test mining conducted at this location has demonstrated there is the potential for a commercially viable mine, to date French Gulch has not provided enough gold to be cash flow positive. There is no assurance that a commercially viable ore body, or reserve, exists in any of the mineral claims until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. The Company’s current plans are strictly limited to research and exploration at its other properties.

Results of Operations

Three months ended March 31, 2007 vs. three months ended March 31, 2006

There were no revenues or cost of sales for the three months ended March 31, 2006 as the Company was still in the exploration stage at that time. For the year three months ended March 31, 2007, the Company generated $353,000 in revenue from the sales of precious metals. The revenue was offset with cost of sales of $708,000 for a gross loss of $355,000.

The Company’s total expenses were $4.3 million for the three months ended March 31, 2007, an increase of $2.1 million or 95% over the same period in 2006. Of the $2.1 million increase in expenses, $1.3 million or 63% was attributed to operating expenses while the remaining $800,000 was non-operating related.

Exploration and development and general and administrative activities equally attributed to 87% of the increase in operating expenses over the same three month period last year. Exploration and development expenses have totaled $2.01 million for 2007 as compared to $1.5 million for the period last year, an increase of $560,000 or 37%. Most of this increase is related to the French Gulch operations which were limited to starting the bulk sampling and site set up in 2006. General and administrative expenses increased by $590,000, or 91%, due primarily to the increased level of support required by the activities at French Gulch. Other variances in operating expenses from last year include an increase in depreciation and accretion of $88,000 and an increase in employee stock based compensation of $81,000.

The increase in net non-operating expenses was primarily attributable to interest expense. Interest expense totaled $800,000 for the three month period ending March 31, 2007 as compared to $10,000 for the same period last year. The increase in interest expense is mainly attributable to the issuances of convertible debt starting in the third quarter of 2006. The increase in interest expense was offset by a net increase in gains compared to last year of $5,000 from interest income, loss on debt, loss on asset disposal, and other non-operating income.

Liquidity and Financial Condition

Cash and Working Capital

The Company had a cash balance of $73,639 on March 31, 2007. For the three month period ending March 31, 2007, the Company had a net cash outflow of $72,870 which was made up of the following:
•
The Company used $3.9 million in operating activities. This operating cash outflow represents a net loss for the period of $4.7 million; reduced by $920,000 of non-cash expenses; increased by a net increase in operating assets of $570,000; and reduced by an increase in operating liabilities of $460,000.

•	The Company had cash outflow in investment activities of $750,000, all of which represents cash used for the purchase of fixed assets.
•
The Company had cash inflow from financing activities totaling $4.6 million from a net increase in debt of $2.15 million; a net increase in equity of $2.6 million; offset by offering costs of $171,000 and gross lease payments of $65,000.

At March 31, 2007, the Company had a working capital deficit of $2.2 million. The decrease in working capital of $460,000 from December 31, 2006 was due to an increase in current liabilities of $1.1 million partially offset by an increase in current assets of $600,000. The increase in current liabilities is primarily attributable to increases in short term loans and accounts payable and accrued liabilities. The Company has an accumulated deficit of $28.9 million since inception and has a shareholder’s deficit of $2.5 million. The Company has no contingencies or long-term agreements except for its commitments under its option agreements, premises, and leases.

Internal and External Sources of Liquidity

The Company’s production operations and mineral exploration programs are limited and restricted by the amount of working capital that the Company has and is able to raise from debt and equity financing. The Company anticipates continuing to rely on loans payable, equity sales of common shares, and/or joint ventures with other exploration companies in order to fund further exploration and production programs. Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of the Company’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

Item 3. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the chief executive officer and of the chief financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the report, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None; not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable

Item 3.    Defaults Upon Senior Securities

None; not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

None; not applicable

Item 5.    Other Information.

The Company does not have a stated procedure by which security holders may recommend nominees to the Company’s board of directors. The Company considers candidates recommended by security holders in accordance with applicable laws and regulations. During the quarter ended March 31, 2007 there was no change to this procedure.

Item 6.    Exhibits.

31.1	302 Certification of Peter M Kuhn

31.2	302 Certification of Nancy Huber

32	906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION RIVER GOLD CORP.

Dated: May 15, 2007                                                                                         By:      /s/ Peter M. Kuhn
            Peter M. Kuhn
            Chief Executive Officer and Director

Dated: May 15, 2007                                                                                        By:      /s/ Nancy Huber
            Nancy Huber
            Chief Financial Officer and Director