Form 10QSB
period 2007-06-30
BULLION RIVER GOLD CORP
filed 2007-08-14
CIK 1168458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 13, 2007 - 63,452,906

Transitional small business disclosure format (check one): Yes ☐   No ☒

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Bullion River Gold Corp.
Consolidated Balance Sheets
As at June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$5,374	$146,509
Inventory in process	705,100	125,065
Prepaids and other current assets	433,289	460,022
Supplies inventory	13,515	64,065
Total current assets	1,157,278	795,661

Property and equipment, net	3,522,515	2,556,694

Other assets:
Investment securities	108,000	63,000
Deposits	119,400	289,177
Restricted reclamation deposits	172,702	170,709
Total other assets	400,102	522,886

Total assets	$5,079,895	$3,875,241

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$4,292,711	$2,144,150
Short term loans	2,389,749	-
Deferred Revenue	1,790,631	-
Current portion of capital lease obligations	213,057	226,608
Interest payable on convertible debt	182,212	118,815
Total current liabilities	8,868,360	2,489,573

Long term liabilities:
Convertible debt, net of discount	4,261,554	2,187,348
Capital lease obligations	213,666	227,732
Reclamation obligations	112,084	109,101
Total long term liabilities	4,587,304	2,524,181

Total liabilities	13,455,664	5,013,754

Shareholders’ deficit:
Common stock; authorized 200,000,000 shares, $0.001 par value.
Issued and outstanding 63,286,239 and 59,282,372, respectively.	63,286	59,282
Additional paid in capital	26,846,347	22,836,794
Shares subscribed	-	15,244
Other comprehensive income / (loss)	(9,000)	18,038
Accumulated deficit	(35,276,402)	(24,067,871)
Total shareholders’ deficit	(8,375,769)	(1,138,513)

Total liabilities and shareholders’ deficit	$5,079,895	$3,875,241
The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Statements of Operations
For the Three and Six Month Periods Ending June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Precious metal sales	$922,533	$-	$1,275,143	$-

Cost of goods sold:
Direct production expenses	2,479,690	-	3,187,925	-

Gross loss	(1,557,157)	-	(1,912,782)	-

Operating expenses:
Exploration and development	1,575,115	2,857,069	3,656,057	4,372,154
General and administrative	1,799,826	806,253	3,032,508	1,450,968
Stock based compensation	68,866	-	150,095	-
Depreciation and accretion	169,291	101,923	322,242	167,063
Total operating expenses	3,613,098	3,765,245	7,160,902	5,990,185

Loss from operations	(5,170,255)	(3,765,245)	(9,073,684)	(5,990,185)

Other income (expense):
Interest income	278	4,861	17,653	14,875
Interest expense	(1,173,060)	(12,272)	(1,972,903)	(22,401)
Loss on forward sales	(226,223)	-	(226,223)	-
Gain on settlement of debt	33,143	-	27,180	-
Non-operating income, net	121,978	1,609	124,526	420
Total other income (expense)	(1,243,884)	(3,771,047)	(2,029,767)	(7,106)

Net loss before income taxes	(6,414,139)	(3,771,047)	(11,103,451)	(5,997,291)
Income taxes	-	-	-	-

Net loss	(6,414,139)	(3,771,047)	(11,103,451)	(5,997,291)

Other comprehensive income:
Unrealized holding loss	(13,019)	-	(27,038)	-

Net comprehensive loss	$(6,427,158)	$(3,771,047)	$(11,130,489)	$(5,997,291)

Basic and diluted loss per share	$(0.10)	$(0.07)	$(0.18)	$(0.12)

Weighted average shares outstanding	63,117,793	51,184,551	61,775,462	48,856,664

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp.
Consolidated Cash Flow Statements
For the Six Months Ending June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss for the period	$(11,103,451)	$(5,997,291)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	319,260	164,034
Accretion expense	2,982	3,029
Amortization related to debt discounts	1,468,581	-
Equity instruments issued for services and expenses	492,813	316,693
Gain on settlement of debt	(27,180)	-
Loss on disposal of assets	-	1,188
Net non-cash gain	(72,000)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory in process	(580,035)	-
Prepaids and other current assets	26,695	71,658
Supplies inventory	50,550	(43,604)
Deposits	167,784	121,653
(Decrease) increase in:
Accounts payable and accrued liabilities	2,148,561	360,630
Deferred revenue	1,790,631	-
Interest payable on convertible debt	63,397	-
Net cash used in operating activities	(5,251,412)	(5,002,010)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,179,875)	(1,603,367)
Net cash used in investing activities	(1,179,875)	(1,603,367)

Cash Flows From Financing Activities
Loans from related parties	-	(13,453)
Payments on capital leases	(132,823)	-
Short term loans	2,550,000	-
Proceeds from sale of convertible debt	1,400,000	-
Proceeds from sale of common shares	2,644,000	7,347,091
Offering costs	(171,025)	(564,308)
Net cash received from financing activities	6,290,152	6,769,330

Increase (decrease) in cash	(141,135)	163,953

Cash, beginning of the period	146,509	124,788
Cash, end of period	$5,374	$288,741

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$67,994	$22,401
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Non-cash dividend issued to select warrant holders	$105,080	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bullion River Gold Corp
Notes to the Consolidated Financial Statements
June 30, 2007

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

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of June 30, 2007 there were 63,286,239 common shares issued and outstanding.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share would reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At June 30, 2007, the Company had 2,062,500 options outstanding and 45,207,874 warrants outstanding. At June 30, 2006, the Company had no options outstanding and 31,029,194 warrants outstanding.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the periods ended June 30, 2007 and 2006.

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

The Company has estimated costs associated with the closure, reclamation and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 10 for a summary of the Company’s reclamation obligations.

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 2,062,500 options outstanding as of June 30, 2007 which resulted in charges attributable to the six month period ended June 30, 2007 in the amount of $150,095. There were no options outstanding on June 30, 2006.

CONVERTIBLE DEBT
EITF 00-27 states that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The Company has adopted this accounting practice for all convertible debt issued to date. The convertible debt and related discounts are summarized in footnote 9.

NOTE 3 - INVENTORIES

Inventories consist of the following as at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Gold bullion	$-	$-
Precious metal in process	705,100	125,065
Supplies	13,515	64,065
Total inventories	$718,615	$189,130

Metal-in-process inventory contained approximately 1,089 ounces of gold as of June 30, 2007 and 197 ounces as of December 31, 2006.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Mine equipment	$3,479,695	$2,369,196
Vehicles	308,209	224,158
Office equipment	191,309	160,258
Buildings	65,287	61,911
Total	4,044,500	2,815,523
Accumulated depreciation	(848,206)	(528,946)
Net	3,196,294	2,286,577
Land	110,203	110,203
Construction in progress	216,018	159,914
Property and equipment, net	$3,522,515	$2,556,694

The following is a summary of the Company’s components of construction in progress as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Mill expansion	$38,190	$37,922
Water treatment plant	79,746	23,561
Buildings and site infrastructure	48,059	48,408
Paste backfill system	50,023	50,023
Total construction in progress	$216,018	$159,914

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service and thereafter is amortized over its expected useful life.

NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company’s restricted reclamation deposits at June 30, 2007 and December 31, 2006:

Mineral Property	Obligee (s)	Inception Date	December 31, 2006	Changes	June 30, 2007
French Gulch	Bureau of Land Management	June 2006	$ 11,500	$ -	$ 11,500
French Gulch	Shasta County	December 2006	74,959	1,993	76,952
French Gulch	California Regional Water Control Board	December 2006	29,900	-	29,900
North Fork	US Forest Service	March 2004	29,800	-	29,800
Antone Canyon	US Forest Service	March 2006	3,300	-	3,300
Corcoran Canyon	USDAFS	April 2004	2,600	-	2,600
Corcoran Canyon	Bureau of Land Management	April 2004	6,700	-	6,700
Wenban Spring	Bureau of Land Management	March 2006	5,400	-	5,400
Painted Hills	Bureau of Land Management	August 2004	6,550	-	6,550
			$ 170,709	$ 1,993	$ 172,702

NOTE 6 - INVESTMENTS

The Company’s investments at June 30, 2007 and December 31, 2006 are summarized as follows:

Common Stock Holdings	June 30, 2007	December 31, 2006
Silver Quest Resources LTD.
Fair value	$108,000	$63,000
Cost	135,000	45,000
Unrealized holding gain (loss)	$(27,000)	$18,000

NOTE 7 - DERIVATIVE INSTRUMENTS

The Company accounts for its forward sales of gold in conformity with the following statements issued by the Financial Accounting Standards Board (“FASB”): Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. Pursuant to such a designation, the income effect of the change in derivative values was previously accounted for in other comprehensive income based upon the Company's valuation of the associated financial gain or loss. Any change arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

The Company has not designated its gold forward sales contracts entered into in 2007 as effective hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.

NOTE 8 - LOANS PAYABLE

During the six months ending June 30, 2007, the Company issued five short term notes raising a total of $1,300,000. The principal amounts bear an interest rate of zero (0.00%), and are due and payable on or before June 30, 2007. There is no penalty for prepayment of any amount. The notes also include one detached warrant to purchase one common share per one dollar ($1) of principal; each warrant has a life of two years and has an exercise price of $0.75. In May 2007, the Company issued additional short term notes for a total of $830,000. These notes carry the same terms as the previously stated notes with the exception that they are due and payable on September 30, 2007.

In June 2007, the Company issued an additional short term note with a principal amount of $420,000. The principal amount bears an annual interest rate of fourteen percent (14.00%), and is due and payable on or before September 30, 2007. There is no penalty for prepayment of any amount. The note also includes one detached warrant to purchase one common share per two dollars ($2) of principal; each warrant has a life of two years and has an exercise price of $0.75.

	June 30, 2007	December 31, 2006
Short term loans	$2,550,000	$-
Fair value of detached warrants	(529,582)	-
Discount amortization to date	368,364	-
Accrued interest	967	-
Short term loans, net	$2,389,749	$-

NOTE 9 - CONVERTIBLE DEBT

The following is a summary of the Company’s convertible debt outstanding for the period ending June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
	Secured Debentures	Unsecured Debentures	Total	Secured Debentures	Unsecured Debentures	Total
Convertible debt	$4,000,000	$2,860,948	$6,860,948	$2,600,000	$2,860,948	$5,460,948
Discount:
Relative fair value of detached warrants	(1,033,570)	(856,454)	(1,890,024)	(766,049)	(856,454)	(1,622,503)
Intrinsic value of conversion benefit	(1,258,903)	(1,310,555)	(2,569,458)	(1,101,382)	(1,310,555)	(2,411,937)
Discount amortization to date	997,001	863,087	1,860,088	436,879	323,961	760,840
Net discount on convertible debt	(1,295,472)	(1,303,922)	(2,599,394)	(1,430,552)	(1,843,048)	(3,273,600)
Convertible debt, net of discount	$2,704,528	$1,557,026	$4,261,554	$1,169,448	$1,017,900	$2,187,348

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

If settlement of all of the convertible debt were to have occurred on June 30, 2007 the Company would have paid up to $7,043,161 in cash or have issued up to 9,390,883 shares of common stock which would have had a market value of $5,258,894. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $8,041,923 in cash or issue up to 10,722,566 shares of common stock.

NOTE 10 - RECLAMATION OBLIGATIONS

The accretion of the reclamation obligation liability is recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details at June 30, 2007.

French Gulch

In connection with the reclamation permit obtained in December 2005 based on the current operating plan for the French Gulch property, the Company estimated reclamation costs to be $75,472 at December 31, 2006. At an accretion rate of 6%, the Company has expensed $2,096 for the six month period ended June 30, 2007. The total reclamation obligation at June 30, 2007 is $77,569.

North Fork

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $33,629 at December 31, 2006 for the North Fork property. At an accretion rate of 6%, the Company has expensed $887 for the six month period ended June 30, 2007. Total reclamation obligation at June 30, 2007 is $34,516.

The following is a description of the changes to the Company's reclamation liability and expenses at June 30, 2007:

Estimated reclamation obligation at December 31, 2006:
French Gulch	$75,472
North Fork	33,629
Reclamation obligation before 2007 accretion	109,101

Changes in reclamation obligation for the six month period ending June 30, 2007:
French Gulch accretion expense	2,096
North Fork accretion expense	887
Increase in reclamation obligation	2,983

Total reclamation obligation at June 30, 2007	$112,084

NOTE 11 - COMMON STOCK

During the six months ending June 30, 2007 the Company entered into the following consolidated equity transactions:

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

The Company issued 363,044 common shares at $0.75 per share for interest on convertible debt accrued in 2006 and the three month period ending March 31, 2007.

NOTE 12 - STOCK OPTIONS AND WARRANTS

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. On February 28 and May 23, 2007 the Company issued 200,000 and 75,000 additional options, respectively. During the three months ending June 30, 2007, 52,500 options expired due to voluntary termination of employees. For the year ending December 31, 2006, immediately vested options totaled 794,722. During the six month period ending June 30, 2007, an additional 622,923 options became vested for a total of 1,417,645. The remaining 697,355 will vest completely over periods of three to thirty-five months. All stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered but are expected to be by the end of the third quarter of 2007.

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

The Company used the following assumptions in estimating fair value for the options granted on February 28, 2007: the risk-free interest rate of 4.56%, the volatility rate used is 72.5%; and the expected life of the options is ten years. The Company also assumed that no dividends would be paid on common stock.

The Company used the following assumptions in estimating fair value for the options granted on May 23, 2007: the risk-free interest rate of 4.85%, the volatility rate used is 71.1%; and the expected life of the options is ten years. The Company also assumed that no dividends would be paid on common stock.

At June 30, 2007, the Company had the following stock options outstanding:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2006	1,840,000	$0.50

Granted	275,000	0.70
Canceled	(52,500)	0.50
Exercised	-	-
Outstanding on June 30, 2007	2,062,500	$0.51
Exercisable on June 30, 2007	1,417,645	$0.50

At June 30, 2007, the Company had the following consolidated warrants outstanding:

Period of Issuance	Period of Expiration	Total Warrants
3rd quarter - 2004	3rd quarter - 2007	1,343,335
4th quarter - 2004	4th quarter - 2007	824,225
1st quarter - 2005	1st quarter - 2008	796,000
2nd quarter - 2005	2nd quarter - 2008	2,546,841
4th quarter - 2005	4th quarter - 2008	1,500,000
1st quarter - 2006	1st quarter - 2007	550,800
1st quarter - 2006	1st quarter - 2008	13,014,969
1st quarter - 2006	2nd quarter - 2008	2,224,162
2nd quarter - 2006	2nd quarter - 2008	6,045,672
3rd quarter - 2006	3rd quarter - 2008	4,751,002
4th quarter - 2006	3rd quarter - 2008	800,000
4th quarter - 2006	4th quarter - 2008	4,097,173
1st quarter - 2007	3rd quarter - 2008	548,334
1st quarter - 2007	1st quarter - 2009	4,050,336
2nd quarter - 2007	1st quarter - 2009	555,025
2nd quarter - 2007	2nd quarter - 2009	500,000
2nd quarter - 2007	3rd quarter - 2009	1,060,000
	Total Warrants Outstanding	45,207,874

The following is a summary of the Company’s stock warrants at June 30, 2007 and changes during the period:

	Warrants	Weighted Average Exercise Price
Outstanding on December 31, 2006	39,854,666	$0.92

Granted	6,713,695	0.81
Canceled	-	-
Exercised	(1,360,487)	0.70

Outstanding on June 30, 2007	45,207,874	$0.83

On March 31, 2007, the Company amended the terms of three outstanding warrant agreements to purchase a total of 975,000 shares of common stock. The warrants were originally purchased in 2004 as part of an equity unit sale. The original exercise price of $1.50 per share and expiration date of April 15, 2007 were changed to $0.75 per share and March 31, 2007. Due to this modification the Company recorded a non-cash dividend of $105,080. The Company estimated the fair value of the dividend by computing the difference between the original and amended warrant terms at the modification date using the Black-Scholes pricing model with the following assumptions: dividend yield is zero percent for both; expected volatility is 62.7% for the original and 55.4% for the amended; risk free interest rate of 5.16% for both; and expected lives of 66 days for the original and 51 days for the amended.

NOTE 13 - MINERAL PROPERTIES

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

The following is a summary of significant events related to the Company’s properties that have transpired during the six month period ending June 30, 2007. For more information about the individual properties see the Company’s 2006 annual report.

French Gulch (Nevada) Mining Corp.

The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of June 30, 2007, the Company is in arrears for a total of $650,000.

All claim maintenance fees and taxes for the property were current as of June 30, 2007.

North Fork Mining Corp.

The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of June 30, 2007, the Company is in arrears for a total of $60,000.

All claim maintenance fees and taxes for the property were current as of June 30, 2007.

Antone Canyon Property

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of June 30, 2007.

All claim maintenance fees for the property were current as of June 30, 2007.

Corcoran Canyon Mining Corp.

At June 30, 2007, Silver Quest was in compliance with all of the terms of the joint venture option agreement with the Company.

All claim maintenance fees for the property were current as of June 30, 2007.

Wenban Spring Mining Corp.

All claim maintenance fees for the property were current as of June 30, 2007.

Mission Mine

The Company was in compliance with the terms of the option agreements with TKM Corporation as of June 30, 2007. The company has a verbal agreement with Nevada Eagle Resources LLC to delay the payment due April 27, 2007 of $15,000. The Company made the payment on July 31, 2007.

All claim maintenance fees and taxes for the property were current as of June 30, 2007.

NOTE 14 - RELATED PARTY TRANSACTIONS

On January 18, 2007, the Company entered into an agreement with Centennial Development, Inc., a company controlled by the Company’s president, for a short term loan. The loan was for a principal balance of $200,000 with a stated annual interest rate of 14%. The principal and interest were repaid in full on February 15, 2007.

On January 23, and June 14, 2007 the Company issued 2,269 and 2,734 common shares, respectively, at $0.75 per share to Susan Jeffs, a director of the Company, for interest owed on convertible debt.

NOTE 15 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of June 30, 2007, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

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

Subsequent to June 30, 2007, the company raised $2.1 million in cash from equity sales, short term loans, and mineral forward sales. The Company is currently negotiating the raising of additional funds through debt and equity financing which is estimated to be sufficient to complete required capital improvements at French Gulch and provide working capital to support operations and administrative activity in the short term. If the Company does not secure this financing it will need to pursue other options in order to continue its operating plan.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company raised $820,000 in cash from short term loans.

Subsequent to June 30, 2007, the Company converted $550,000 in short term loans that were due on June 30, 2007 into forward sale contracts with detached warrants.

Subsequent to June 30, 2007, the Company raised $250,000 in cash from forward sale contracts with detached warrants.

Subsequent to June 30, 2007, the Company raised $465,000 is cash by selling 930,000 restricted equity units at $0.50 per unit in a private offering. Each unit consists of one common share, one warrant to purchase one common share for $0.75, and a warrant to purchase one half of a common share for $0.60. The warrants sold under this offering expire two years from the initial date of the warrant or fifteen calendar days after the tenth consecutive day that the Company common stock price closes at or above $0.75 for the $0.60 warrant and $1.00 for the $0.75 warrant.

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

Results of Operations

Three months ended June 30, 2007 (Q2/07) vs. three months ended June 30, 2006 (Q2/06)

There were no revenues or cost of sales for Q2/06 as the Company was still in the exploration stage at that time. During Q2/07, the Company generated $922,500 in revenue from the sales of precious metals. The revenue was offset with cost of sales of $2.5 million for a gross loss of $1.5 million.

The Company’s total expenses were $4.9 million for Q2/07, an increase of $1.1 million or 29% over the same period in 2006. The $1.1 million increase in total expenses is comprised of an increase in non-operating expenses of $1.2 million offset by a decrease in operating expenses of $152,000.

Exploration and development expenses totaled $1.6 million for Q2/07 as compared to $2.9 million for the same period last year, a decrease of $1.3 or 45%. Most of this decrease is related to the increase in production related activities at the French Gulch mine site compared to Q2/06 when all activity was exploration and development related. General and administrative expenses totaled $1.8 million for Q2/07, an increase of $1 million, or 123%, over Q2/06. This increase is primarily due to an increase in purchase option costs and administrative consulting services with portions of equity based payments. Other variances in operating expenses from Q2/06 to Q2/07 include an increase in depreciation and accretion of $67,000 and an increase in employee stock based compensation of $69,000.

The increase in net non-operating expenses was primarily attributable to interest expense. Interest expense totaled $1.2 million for Q2/07 as compared to $12,000 for the same period last year. The increase in interest expense is mainly attributable to the issuances of convertible debt starting in the third quarter of 2006 and the issuance of short term loans with detached stock purchase warrants in the first and second quarters of 2007. There was a net increase in other costs compared to Q2/06 of $77,000 from interest income, loss on forward sales, loss on debt, gain on asset disposal, and other non-operating income.

Six months ended June 30, 2007 (2007 YTD) vs. six months ended June 30, 2006 (2006 YTD)

There were no revenues or cost of sales for 2006 YTD as the Company was still in the exploration stage at that time. During 2007, the Company has generated $1.3 in revenue from the sales of precious metals. The revenue was offset with cost of sales of $3.2 million for a gross loss of $1.9 million. All of the Company’s production activity is from the French Gulch mine site which made the transition from an exploration property to a production property during the fourth quarter of 2006. The property is continuing to expand its production activity which will help to increase revenues and distribute costs so that a positive gross margin can be attained.

The Company’s total expenses for 2007 YTD are $9.2 million, an increase of $3.2 million or 53% over the same period in 2006. The $3.2 million increase in total expenses is comprised of an increase in operating expenses of $1.2 million and an increase in non-operating expenses of $2 million.

Exploration and development expenses have totaled $3.7 million for 2007 YTD as compared to $4.4 million for the same period last year, a decrease of $700,000 or 16%. As with Q2/07, most of this decrease is related to the increase in production related activities at the French Gulch mine site compared to 2006 YTD when all activity was exploration and development related. General and administrative expenses have totaled $3 million for 2007 YTD, an increase of $1.6 million, or 109%, over 2006 YTD. This increase is primarily due to increases in purchase option costs and administrative consulting services during 2007. Depreciation and accretion totaling $322,000 and employee stock based compensation totaling $150,000 during 2007 YTD, a combined increase of 305,000 over 2006 YTD, accounts for 26% of the total increase in operating expenses.

The same factors that affected the Q2/07 increase in net non-operating expenses discussed above are applicable to 2007 YTD. Interest expense has totaled $2 million for 2007 YTD as compared to $22,000 for the same period last year. There was a net increase in other costs compared to 2006 YTD of $72,000 from interest income, loss on forward sales, loss on debt, gain on asset disposal, and other non-operating income.

Liquidity and Financial Condition

Cash and Working Capital

The Company had a cash balance of $5,374 on June 30, 2007. For the six month period ending June 30, 2007, the Company had a net cash outflow of $141,135 which was made up of the following:
•
The Company used $5.3 million in operating activities. This operating cash outflow represents a net loss for the period of $11.1 million; reduced by $2.2 of non-cash expenses; increased by a net increase in operating assets of $335,000; and reduced by an increase in operating liabilities of $4 million.

•	The Company had cash outflow in investment activities of $1.2 million, all of which represents cash used for the purchase of fixed assets.
•
The Company had cash inflow from financing activities totaling $6.3 million from a net increase in debt of $4 million; a net increase in equity of $2.6 million; offset by offering costs of $171,000 and gross lease payments of $133,000.

At June 30, 2007, the Company had a working capital deficit of $7.7 million. The decrease in working capital of $6.0 million from December 31, 2006 was due to an increase in current liabilities of $6.4 million partially offset by an increase in current assets of $360,000. The increase in current liabilities is primarily attributable to increases in deferred revenue, short term loans, and accounts payable and accrued liabilities. The Company has an accumulated deficit of $35.3 million since inception and has a shareholder’s deficit of $8.4 million. The Company has no contingencies or long-term agreements except for its commitments under its option agreements, premises, and leases.

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

The Company does not have a stated procedure by which security holders may recommend nominees to the Company’s board of directors. The Company considers candidates recommended by security holders in accordance with applicable laws and regulations. During the six months ended June 30, 2007 there was no change to this procedure.

Item 6. Exhibits.

31.1	302 Certification of Peter M Kuhn

31.2	302 Certification of Nancy Huber

32	906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULLION RIVER GOLD CORP.

Dated: August 13, 2007	By:	/s/ Peter M. Kuhn
Peter M. Kuhn Chief Executive Officer and Director

Dated: August 13, 2007	By:	/s/ Nancy Huber
Nancy Huber Chief Financial Officer and Director