Form 10QSB
period 2007-09-30
BULLION RIVER GOLD CORP
filed 2007-11-30
CIK 1168458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended: September 30, 2007

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

The number of shares outstanding as of November 28, 2007:   63,286,239

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                     INDEX

PART I       FINANCIAL INFORMATION                                         PAGE

Item 1       Consolidated Financial Statements (Unaudited):                   3
             Consolidated Balance Sheets                                      4
             Consolidated Statements of Operations and Comprehensive
               Income (Loss)                                                  5
             Consolidated Statements of Cash Flows                            6
             Notes to the Consolidated Financial Statements                   7
Item 2       Management's Discussion and Analysis and Results of
               Operations                                                    17
Item 3       Controls and Procedures                                         19

PART II      OTHER INFORMATION                                               20

ITEM 1.   FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                              BULLION RIVER GOLD CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                   AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     2007                 2006
                                                                                 ------------         ------------
                                                                                  (Unaudited)           (Audited)
                                     ASSETS
Current Assets:
     Cash                                                                        $       --           $    146,509
     Accounts receivable                                                               88,654                 --
     Other receivable                                                                  65,000                 --
     Inventory in process                                                             284,358              125,065
     Prepaids and other current assets                                                457,509              460,022
     Supplies inventory                                                                22,022               64,065
                                                                                 ------------         ------------
         Total current assets                                                         917,543              795,661
                                                                                 ------------         ------------

Property and equipment, net                                                         3,130,093            2,556,694
                                                                                 ------------         ------------

Other assets:
     Investment securities                                                               --                 63,000
     Deposits                                                                          94,593              289,177
     Restricted reclamation deposits                                                  173,631              170,709
                                                                                 ------------         ------------
         Total other assets                                                           268,224              522,886

                                                                                 ------------         ------------
TOTAL ASSETS                                                                     $  4,315,860         $  3,875,241
                                                                                 ============         ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities                                    $  4,238,167         $  2,144,150
     Bank overdraft                                                                    67,431                 --
     Short term loans                                                               2,707,717                 --
     Forward sales contracts                                                        2,903,182                 --
     Current portion of convertible debt, net of discount                           2,451,405                 --
     Current portion of capital lease obligations                                     218,304              226,608
     Interest payable on convertible debt                                             364,507              118,815
                                                                                 ------------         ------------
         Total current liabilities                                                 12,950,713            2,489,573
                                                                                 ------------         ------------

Long term liabilities:
     Convertible debt, net of discount                                              2,370,211            2,187,348
     Capital lease obligations                                                        161,219              227,732
     Reclamation obligations                                                          113,599              109,101
                                                                                 ------------         ------------
         Total long term liabilities                                                2,645,029            2,524,181
                                                                                 ------------         ------------

Total liabilities                                                                  15,595,742            5,013,754
                                                                                 ------------         ------------

Shareholders' deficit:
     Common stock; authorized 200,000,000 shares, $0.001 par value.
          Issued and outstanding 63,286,239 and 59,282,372, respectively.              63,286               59,282
     Additional paid in capital                                                    27,117,299           22,836,794
     Shares subscribed                                                              1,427,275               15,244
     Other comprehensive income / (loss)                                                 --                 18,038
     Accumulated deficit                                                          (39,887,742)         (24,067,871)
                                                                                 ------------         ------------
         Total shareholders' deficit                                              (11,279,882)          (1,138,513)
                                                                                 ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                      $  4,315,860         $  3,875,241
                                                                                 ============         ============

                         The accompanying notes are an integral part of these consolidated financial statements.

                                              BULLION RIVER GOLD CORP.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2007 AND 2006


                                            THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------         ---------------------------------
                                               2007                 2006                 2007                2006
                                           ------------         ------------         ------------         ------------
                                           (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
Revenues:
 Precious metal sales                      $  1,231,358         $       --           $  2,506,501         $       --

Cost of goods sold:
 Direct production expenses                   1,999,322                 --              5,187,247                 --
                                           ------------         ------------         ------------         ------------

Gross loss                                     (767,964)                --             (2,680,746)                --
                                           ------------         ------------         ------------         ------------

Operating expenses:
 Exploration and development                  1,440,594            3,036,632            5,096,651            7,408,787
 General and administrative                     790,056              799,503            3,822,564            2,248,872
 Stock based compensation                        79,112                 --                229,207                 --
 Depreciation and accretion                     192,512              122,269              514,754              289,331
                                           ------------         ------------         ------------         ------------
    Total operating expenses                  2,502,274            3,958,404            9,663,176            9,946,990
                                           ------------         ------------         ------------         ------------

Loss from operations                         (3,270,238)          (3,958,404)         (12,343,922)          (9,946,990)
                                           ------------         ------------         ------------         ------------

Other income (expense):
 Interest income                                  3,140                4,994               20,793               19,869
 Interest expense                              (979,197)            (246,857)          (2,952,100)            (269,257)
 Loss on forward sales                         (235,008)                --               (461,231)                --
 Gain on settlement of debt                      15,836                 --                 43,016                 --
 Loss on sale of assets                         (87,020)                --                (87,020)                --
 Loss on sale of investment                     (60,543)                --                (60,543)                --
 Non-operating income, net                        1,693               58,650              126,219               57,470
                                           ------------         ------------         ------------         ------------
    Total other income (expense)             (1,341,099)            (183,213)          (3,370,866)            (191,918)
                                           ------------         ------------         ------------         ------------

Net loss before income taxes                 (4,611,337)          (4,141,617)         (15,714,788)         (10,138,908)
 Income taxes                                      --                   --                   --                   --
                                           ------------         ------------         ------------         ------------

Net loss                                     (4,611,337)          (4,141,617)         (15,714,788)         (10,138,908)

Other comprehensive income:
 Unrealized holding loss                          9,000                 --                (18,038)                --
                                           ------------         ------------         ------------         ------------

NET COMPREHENSIVE LOSS                     $ (4,602,337)        $ (4,141,617)        $(15,732,826)        $(10,138,908)
                                           ============         ============         ============         ============

Basic and diluted loss per share           $      (0.07)        $      (0.07)        $      (0.25)        $      (0.20)
                                           ============         ============         ============         ============

Weighted average shares outstanding          63,286,239           57,596,208           63,284,588           51,801,859
                                           ============         ============         ============         ============

                                                 BULLION RIVER GOLD CORP.
                                            CONSOLIDATED CASH FLOW STATEMENTS
                                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                           2007                2006
                                                                                       ------------         ------------
                                                                                        (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                                                            $(15,714,788)        $(10,138,908)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation expense                                                                  510,256              284,787
      Accretion expense                                                                       4,498                4,544
      Amortization related to debt discounts                                              2,173,148              188,522
      Equity instruments issued for services and expenses                                   688,063              371,693
      Gain on settlement of debt                                                            (43,016)                --
      Loss on sale of assets                                                                 87,020                1,190
      Net non-cash gain on investment valuation                                             (72,000)                --
      Loss on sale of investment                                                             60,543                 --

    Changes in operating assets and liabilities:
    (Increase) decrease in:
        Accounts receivable and other receivable                                           (153,654)                --
      Inventory in process                                                                 (159,293)                --
      Prepaids and other current assets                                                       2,475              150,455
      Supplies inventory                                                                     42,043              (23,235)
      Deposits                                                                              191,662              148,795
    (Decrease) increase in:
      Accounts payable and accrued liabilities                                            2,094,017              639,323
      Forward sales contracts                                                             2,353,179                 --
      Interest payable on convertible debt                                                  245,692               32,062
      Bank overdraft                                                                         67,431                 --
                                                                                       ------------         ------------
        Net cash used in operating activities                                            (7,622,724)          (8,340,772)
                                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                                   (1,203,992)          (2,038,581)
    Sale of Fixed Assets                                                                    165,000                 --
    Sale of investment securities                                                            29,980                 --
                                                                                       ------------         ------------
        Net cash used in investing activities                                            (1,009,012)          (2,038,581)
                                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Loans from related parties                                                                 --                (13,453)
    Payments on capital leases                                                             (180,023)                --
    Proceeds from short term loans                                                        3,370,000                 --
    Payments on short term loans                                                             (5,000)                --
    Proceeds from sale of convertible debt                                                1,400,000            2,715,948
    Proceeds from sale of common shares                                                   4,071,275            8,614,717
    Offering costs                                                                         (171,025)            (843,406)
                                                                                       ------------         ------------
        Net cash received from financing activities                                       8,485,227           10,473,806
                                                                                       ------------         ------------

Increase (decrease) in cash                                                                (146,509)              94,453

Cash, beginning of the period                                                               146,509              124,788
                                                                                       ------------         ------------
CASH, END OF PERIOD                                                                    $       --           $    219,241
                                                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                             $     70,152         $     47,570

    Cash paid for income taxes                                                         $       --           $       --

NON-CASH FINANCING ACTIVITIES
    Non-cash dividend issued to select warrant holders                                 $    105,080         $       --

                 The accompanying notes are an integral part of these consolidated financial statements.

                             BULLION RIVER GOLD CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1 - ORGANIZATION AND NATURE OF OPERATION

NATURE OF OPERATIONS
Bullion River Gold Corp ("the Company") was incorporated under the laws of the State of Nevada on June 29, 2001 under the original name "Dynasty International Corporation". The company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003 when it changed its business direction to the exploration of gold and silver in the western United States. On January 20, 2004, the Company changed its name to "Bullion River Gold Corp." On December 9, 2003, five current Nevada subsidiaries of Bullion River Gold were incorporated and sold to Bullion River Gold. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork Mining Corp., and Thomas Creek Mining Corp. On September 30, 2004 the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004. These subsidiaries are collectively referred to as the "Subsidiaries".

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of September 30, 2007 there were 63,286,239 common shares issued and outstanding.

The Company was in the exploration stage through the third quarter ending September 30, 2006. In November 2006, the Company officially exited the exploration stage and became an operating mining company when the French Gulch mine completed its test mining phase and began production mining. The Company's first sale of gold from its production occurred in late November 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"), and contain all adjustments which, in the opinion of management, are necessary for fair presentation of the interim financial information.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share would reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At September 30, 2007, the Company had 1,762,639 options outstanding and 47,734,123 warrants outstanding. At September 30, 2006, the Company had no options outstanding and 35,857,442 warrants outstanding.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the periods ended September 30, 2007 and 2006.

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

The Company has estimated costs associated with the closure, reclamation and related environmental expenditures of the French Gulch and North Fork properties, which have been reflected in its financial statements in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 10 for a summary of the Company's reclamation obligations.

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 1,762,639 options outstanding as of September 30, 2007 which resulted in charges attributable to the Nine month period ended September 30, 2007 in the amount of $229,207. There were no options outstanding on September 30, 2006.

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


NOTE 3 - INVENTORIES

Inventories consist of the following as at September 30, 2007 and December 31, 2006:

                               SEPTEMBER 30,    DECEMBER 31,
                                   2007            2006
                                 --------        --------

Gold bullion                     $   --          $   --
Precious metal in process         284,358         125,065
Supplies                           22,022          64,065
                                 --------        --------
Total inventories                $306,380        $189,130
                                 ========        ========

Metal-in-process inventory contained approximately 382 ounces of gold as of September 30, 2007 and 197 ounces as of December 31, 2006.


NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment as of September 30, 2007 and December 31, 2006:

                                       SEPTEMBER 30,       DECEMBER 31,
                                           2007                2006
                                        -----------         -----------
Mine equipment                          $ 3,200,778         $ 2,369,196
Vehicles                                    308,209             224,158
Office equipment                            210,055             160,258
Buildings                                    65,287              61,911
                                        -----------         -----------
     Total                                3,784,329           2,815,523
Accumulated depreciation                   (960,500)           (528,946)
                                        -----------         -----------
     Net                                  2,823,829           2,286,577
Land                                        110,203             110,203
Construction in progress                    196,061             159,914
                                        -----------         -----------
     Property and equipment, net        $ 3,130,093         $ 2,556,694
                                        ===========         ===========


The following is a summary of the Company's components of construction in progress as of September 30, 2007 and December 31, 2006:

                                         SEPTEMBER 30,    DECEMBER 31,
                                             2007            2006
                                           --------        --------
Mill expansion                             $ 38,190        $ 37,922
Water treatment plant                        80,147          23,561
Buildings and site infrastructure            27,701          48,408
Paste backfill system                        50,023          50,023
                                           --------        --------
     Total construction in progress        $196,061        $159,914
                                           ========        ========

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service and thereafter is amortized over its expected useful life.


NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company's restricted reclamation deposits at September 30, 2007 and December 31, 2006:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         DECEMBER 31,                SEPTEMBER 30,
MINERAL PROPERTY         OBLIGEE (S)                               INCEPTION DATE            2006          CHANGES       2007
----------------------------------------------------------------------------------------------------------------------------------
French Gulch             Bureau of Land Management                   June 2006              $ 11,500        $    -       $  11,500
French Gulch             Shasta County                               December 2006            74,959         2,922          77,881
French Gulch             California Regional Water Control Board     December 2006            29,900             -          29,900
North Fork               US Forest Service                           March 2004               29,800             -          29,800
Antone Canyon            US Forest Service                           March 2006                3,300             -           3,300
Corcoran Canyon          USDAFS                                      April 2004                2,600             -           2,600
Corcoran Canyon          Bureau of Land Management                   April 2004                6,700             -           6,700
Wenban Spring            Bureau of Land Management                   March 2006                5,400             -           5,400
Painted Hills            Bureau of Land Management                   August 2004               6,550             -           6,550
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 170,709       $ 2,922      $ 173,631
==================================================================================================================================

NOTE 6 - INVESTMENTS

The Company's investments at September 30, 2007 and December 31, 2006 are summarized as follows:

COMMON STOCK HOLDINGS                SEPTEMBER 30,   DECEMBER 31,
                                        2007            2006
                                      ---------        -------
Silver Quest Resources LTD.
Fair value                            $     --         $63,000
Cost                                        --          45,000
                                      ---------        -------
Unrealized holding gain (loss)        $     --         $18,000
                                      =========        =======


NOTE 7 - DERIVATIVE INSTRUMENTS

The Company accounts for its forward sales of gold in conformity with the following statements issued by the Financial Accounting Standards Board ("FASB"): Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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


NOTE 8 - LOANS PAYABLE

During the six months ending June 30, 2007, the Company issued six short term notes raising a total of $2,650,000. The principal amounts bear an interest rate of zero (0.00%), and were originally due on or before September 30, 2007. There is no penalty for prepayment of any amount. The notes also include one detached warrant to purchase one common share per one dollar ($1) of principal; each warrant has a life of two years and has an exercise price of $0.75. The Company is currently delinquent on these loans. In June and July 2007, the Company issued an additional short term notes with a principal amount of $720,000. The principal amount bears an annual interest rate of fourteen percent (14.00%), and is due and payable on or before September 30, 2007. There is no penalty for prepayment of any amount. The note also includes one detached warrant to purchase one common share per two dollars ($2) of principal; each warrant has a life of two years and has an exercise price of $0.75.

In July 2007 $550,000 of the short term notes were converted into forward gold sales.

The short term loan balances at September 30, 2007, and December 31, 2006, are summarized below:

                                       SEPTEMBER 30,       DECEMBER 31,
                                          2007                2006
                                       -----------         ------------
Short term loans                       $ 2,820,000         $      --
Fair value of detached warrants           (499,250)               --
Discount amortization to date             (391,000)               --
Principal Payment                           (5,000)               --
Accrued interest                               967                --
                                       -----------         ------------
     Short term loans, net             $ 2,707,717         $      --
                                       ===========         ===========

NOTE 9 - CONVERTIBLE DEBT

The following is a summary of the Company's convertible debt outstanding for the period ending September 30, 2007 and December 31, 2006:


                                           SEPTEMBER 30, 2007                                     DECEMBER 31, 2006
                             --------------------------------------------------   --------------------------------------------------
                              Secured           Unsecured                            Secured          Unsecured
                             Debentures         Debentures             Total        Debentures        Debentures           Total
                            -----------         -----------         -----------     -----------       -----------       -----------
Convertible debt            $ 4,000,000         $ 2,860,948         $ 6,860,948     $ 2,600,000       $ 2,860,948       $ 5,460,948
                            -----------         -----------         -----------     -----------       -----------       -----------
Discount:
Relative fair value
of detached warrants         (1,033,570)           (856,454)         (1,890,024)       (766,049)         (856,454)       (1,622,503)
Intrinsic value of
conversion benefit           (1,258,903)         (1,310,555)         (2,569,458)     (1,101,382)       (1,310,555)       (2,411,937)
Discount amortization
to date                       1,283,560           2,133,590           3,417,150         436,879           323,961           760,840
                            -----------         -----------         -----------     -----------       -----------       -----------
Net discount on
convertible debt             (1,008,913)            (33,419)         (1,042,332)     (1,430,552)       (1,843,048)       (3,273,600)
                            -----------         -----------         -----------     -----------       -----------       -----------
Convertible debt, net
of discount                 $ 2,991,087         $ 2,827,529         $ 5,818,616     $ 1,169,448       $ 1,017,900       $ 2,187,348
                            ===========         ===========         ===========     ===========       ===========       ===========

The Company has issued these convertible debt instruments (debentures) under two different agreements. The secured debentures are secured by the ownership of French Gulch Nevada Mining Corp and bear interest at a rate of 10% per annum, paid quarterly. The other debenture agreements are unsecured and bear interest at a rate of 12% per annum, paid quarterly. Interest may be paid in cash or stock at a fixed price of $0.75 per share for both of the debentures. For the secured debenture, the decision of mode of payment is made by mutual consent of the Company and the holder or its assigns. The control of settlement terms of interest for the unsecured debentures is held exclusively by the Company. Both of the debentures have a maturity date of two years from the date of the agreement and may be converted into common stock at the option of the holder any time prior to maturity at a fixed price of $0.75 per share. The conversion price is adjusted for stock splits, stock dividends, and equity issuances by the Company. The Company is required to reserve sufficient shares for the conversion of both the principal and any interest and has signed a registration agreement that it will use it's best efforts to register those shares. The registration rights agreement does not include any penalties or other monetary remedies. The Company has sufficient authorized common shares to provide for the conversion of the debentures and any interest that may accrue.

If settlement of all of the convertible debt were to have occurred on September 30, 2007 the Company would have paid up to $7,225,455 in cash or have issued up to 9,633,940 shares of common stock which would have had a market value of $2,793,843. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $8,041,923 in cash or issue up to 10,722,566 shares of common stock.

NOTE 10 - RECLAMATION OBLIGATIONS

The accretion of the reclamation obligation liability is recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details at September 30, 2007.

French Gulch

In connection with the reclamation permit obtained in December 2005 based on the current operating plan for the French Gulch property, the Company estimated reclamation costs to be $75,472 at December 31, 2006. At an accretion rate of 6%, the Company has expensed $3,611 for the Nine month period ended September 30, 2007. The total reclamation obligation at September 30, 2007 is $79,083.

North Fork
----------

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $33,629 at December 31, 2006 for the North Fork property. At an accretion rate of 6%, the Company has expensed $887 for the Nine month period ended September 30, 2007. Total reclamation obligation at September 30, 2007 is $34,516.

The following is a description of the changes to the Company's reclamation liability and expenses at September 30, 2007:

Estimated reclamation obligation at December 31, 2006:

French Gulch                                        $ 75,472
North Fork                                            33,629
                                                    --------
Reclamation obligation before 2007 accretion         109,101
                                                    --------

Changes in reclamation obligation for the Nine month period ending September 30, 2007:

French Gulch accretion expense                               3,611
North Fork accretion expense                                   887
                                                          --------
Increase in reclamation obligation                           4,498
                                                          --------

Total reclamation obligation at September 30, 2007        $113,599
                                                          ========


NOTE 11 - COMMON STOCK

During the Nine months ending September 30, 2007 the Company entered into the following consolidated equity transactions:

         The Company raised $1,427,275 in cash by issuing 2,854,550 equity units at $0.50 per unit. Each unit consists of two shares of common stock and one warrant to purchase one share of common stock at $0.40 per share.

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


NOTE 12 - STOCK OPTIONS AND WARRANTS

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. On February 28 and May 23, 2007 the Company issued 200,000 and 75,000 additional options, respectively. During the three months ending September 30, 2007, 299,891 options expired due to voluntary termination of employees. For the year ending December 31, 2006, immediately vested options totaled 794,722. During the Nine month period ending September 30, 2007, an additional 992,233 options became vested for a total of 1,434,594. The remaining 328,045 will vest completely over periods of three to thirty-five months. All stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered.


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

At September 30, 2007, the Company had the following stock options outstanding:

                                                           Weighted
                                                            Average
                                          Options       Exercise Price
                                         ---------------------------
Outstanding December 31, 2006             1,840,000         $   0.50

Granted                                     275,000             0.70
Canceled                                   (352,361)            0.50
Exercised                                      --                --
                                         ---------------------------
Outstanding on September 30, 2007         1,762,639         $   0.51
                                         ===========================
Exercisable on September 30, 2007         1,434,594         $   0.50
                                         ===========================


At September 30, 2007, the Company had the following consolidated warrants outstanding:

------------------------------------------------------------------------
Period of Issuance           Period of Expiration        Total Warrants
------------------------------------------------------------------------
4th quarter - 2004           4th quarter - 2007                 824,225
1st quarter - 2005           1st quarter - 2008                 796,000
2nd quarter - 2005           2nd quarter - 2008               2,546,841
4th quarter - 2005           4th quarter - 2008               1,500,000
1st quarter - 2006           1st quarter - 2008                 550,800
1st quarter - 2006           1st quarter - 2008              13,014,969
1st quarter - 2006           2nd quarter - 2008               2,224,162
2nd quarter - 2006           2nd quarter - 2008               6,045,672
3rd quarter - 2006           3rd quarter - 2008               4,751,002
4th quarter - 2006           3rd quarter - 2008                 800,000
4th quarter - 2006           4th quarter - 2008               4,097,173
1st quarter - 2007           3rd quarter - 2008                 548,334
1st quarter - 2007           1st quarter - 2009               4,050,336
2nd quarter - 2007           1st quarter - 2009                 555,025
2nd quarter - 2007           2nd quarter - 2009                 500,000
2nd quarter - 2007           3rd quarter - 2009               1,060,000
3rd quarter - 2007           3rd quarter - 2009               3,869,584
------------------------------------------------------------------------
                           Total Warrants Outstanding        47,734,123
========================================================================


The following is a summary of the Company's stock warrants at September 30, 2007 and changes during the period:

                                                             Weighted
                                                              Average
                                          Warrants        Exercise Price
                                         ------------------------------
Outstanding on December 31, 2006          39,854,666         $   0.92

Granted                                   10,583,279             0.40
Canceled                                  (1,343,335)            0.75
Exercised                                 (1,360,487)            0.70
                                         ------------------------------

Outstanding on September 30, 2007         47,734,123         $   0.82
                                         ==============================

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

 The following is a summary of significant events related to the Company's properties that have transpired during the Nine month period ending September 30, 2007. For more information about the individual properties see the Company's 2006 annual report.

FRENCH GULCH (NEVADA) MINING CORP.

The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of September 30, 2007, the Company is in arrears for a total of $796,084.

All claim maintenance fees and taxes for the property were current as of September 30, 2007.

NORTH FORK MINING CORP.

The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of September 30, 2007, the Company is in arrears for a total of $90,000.

All claim maintenance fees and taxes for the property were current as of September 30, 2007.

ANTONE CANYON PROPERTY

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of September 30, 2007.

All claim maintenance fees for the property were current as of September 30, 2007.

CORCORAN CANYON MINING CORP.

At September 30, 2007, Silver Quest was in compliance with all of the terms of the joint venture option agreement with the Company.

All claim maintenance fees for the property were current as of September 30, 2007.

WENBAN SPRING MINING CORP.

All claim maintenance fees for the property were current as of September 30, 2007.

MISSION MINE

The Company was in compliance with the terms of the option agreements with TKM Corporation as of September 30, 2007. All claim maintenance fees and taxes for the property were current as of September 30, 2007.

NOTE 14 - RELATED PARTY TRANSACTIONS

On January 18, 2007, the Company entered into an agreement with Centennial Development, Inc., a company controlled by the Company's president, for a short term loan. The loan was for a principal balance of $200,000 with a stated annual interest rate of 14%. The principal and interest were repaid in full on February 15, 2007.

On January 23, and June 14, 2007 the Company issued 2,269 and 2,734 common shares, respectively, at $0.75 per share to Susan Jeffs, a director of the Company, for interest owed on convertible debt.

NOTE 15 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of September 30, 2007, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

The Company's ability to implement its business plan and exploration program in the near term is dependent upon its ability to secure financing through debt, private loans, private placement of funds, and operating revenue. However, there is no assurance that the Company will be able to obtain additional financing from investors or private lenders or that operating revenues will provide sufficient positive cash flow to sustain operations.

The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to establish a profitable mineral property, generate revenues from commercial production, and control exploration costs. There is no assurance that the Company will be able to find projects meeting their specifications for mineralization or that the projects will have large enough tonnage potential or that the Company will commence commercial production should they find projects meeting their required specifications. Based upon current plans, the Company expects to incur operating losses in future periods. The financial statements do not include any adjustments that might result from the outcome of any the above uncertainties. These factors raise doubt about the Company's ability to continue as a going concern.

Subsequent to September 30, 2007, the company raised $339,000 million in cash from equity sales, and mineral forward sales. The Company is currently negotiating the raising of additional funds through debt and equity financing which is estimated to be sufficient to complete required capital improvements at French Gulch and provide working capital to support operations and administrative activity in the short term. If the Company does not secure this financing it will need to pursue other options in order to continue its operating plan.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company received $339,000 is cash related to subscriptions to purchase 678,000 restricted equity units at $0.50 per unit in a private offering. Each unit consists of two common shares and one warrant to purchase one common share for $0.40. The warrants sold under this offering expire two years from the initial date of the warrant. Currently none of these shares have been issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR CAPITAL NEEDS, BUSINESS PLANS AND EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES REGARDING THE MARKET PRICE OF GOLD, AVAILABILITY OF FUNDS, GOVERNMENT REGULATIONS, COMMON SHARE PRICES, OPERATING COSTS, CAPITAL COSTS, OUTCOMES OF GOLD RECOVERY ACTIVITIES AND OTHER FACTORS. FORWARD-LOOKING STATEMENTS ARE MADE, WITHOUT LIMITATION, IN RELATION TO OPERATING PLANS, PROPERTY EXPLORATION AND GOLD RECOVERY ACTIVITIES, AVAILABILITY OF FUNDS, ENVIRONMENTAL RECLAMATION, OPERATING COSTS AND PERMIT ACQUISITION. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS WE FILE WITH THE SEC. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS. THE INFORMATION CONSTITUTES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

COMPANY OVERVIEW

Bullion River Gold Corp ("the Company") is a mineral production and exploration company. The Company, through its subsidiaries, conducts gold and silver mineral production and exploration on properties in the western United States.

The Company announced production at its French Gulch subsidiary in November of 2006. Although management believes that the drilling and test mining conducted at this location has demonstrated there is the potential for a commercially viable mine, to date French Gulch has not provided enough gold to be cash flow positive. There is no assurance that a commercially viable ore body, or reserve, exists in any of the mineral claims until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. The Company's current plans are strictly limited to research and exploration at its other properties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 (Q3/07) VS. THREE MONTHS ENDED SEPTEMBER 30, 2006 (Q3/06)

There were no revenues or cost of sales for Q3/06 as the Company was still in the exploration stage at that time. During Q3/07, the Company generated $1.23 million in revenue from the sales of precious metals. The revenue was offset with cost of sales of $2 million for a gross loss of $768,000.

The Company's total expenses were $4.61 million for Q3/07, an increase of $470,000 over the same period in 2006. The increase in total expenses is comprised of a decrease in exploration and development expenses of about $1.6 million offset by increases in non-operating expenses of $1.16 million and stock base compensation of $0.07 million.

Exploration and development expenses totaled $1.4 million for Q3/07 as compared to $3 million for the same period last year, a decrease of $1.6 million or 54%. Most of this decrease is related to the increase in production related activities at the French Gulch mine site compared to Q3/06 when all activity was exploration and development related. Another variance in operating expenses from Q3/06 to Q3/07 is an increase in depreciation and accretion of $70,000.

The increase in net non-operating expenses was primarily attributable to interest expense. Interest expense totaled $979,000 for Q3/07 as compared to $247,000 for the same period last year. The increase in interest expense is mainly attributable to the issuance of short term loans with detached stock purchase warrants in the first and second quarters of 2007. There was a net increase in other costs compared to Q3/06 of about $500,000 from interest income, loss on forward sales, gain on settlement of debt, loss on asset disposal, and other non-operating income.

NINE MONTHS ENDED SEPTEMBER 30, 2007 (2007 YTD) VS. NINE MONTHS ENDED SEPTEMBER 30, 2006 (2006 YTD)

There were no revenues or cost of sales for 2006 YTD as the Company was still in the exploration stage at that time. During 2007, the Company has generated $2.5 million in revenue from the sales of precious metals. The revenue was offset with cost of sales of $5.2 million for a gross loss of $2.7 million. All of the Company's production activity is from the French Gulch mine site which made the transition from an exploration property to a production property during the fourth quarter of 2006. The property is continuing to expand its production activity which will help to increase revenues and distribute costs so that a positive gross margin can be attained.

The Company's total expenses for 2007 YTD are $15.6 million, an increase of $5.5 million over the same period in 2006. Exploration and development expenses for 2007 YTD are $5 million as compared to $7.4 million for the same period last year, a decrease of $2.4 million. Most of this decrease is related to the increase in production related activities at the French Gulch mine site compared to 2006 YTD when all activity was exploration and development related. The increase in net non-operating expenses was primarily attributable to interest expense. Interest expense for 2007 YTD is $2.95 million an increase of $2.68 million over the same period in 2006. The increase in interest expense is mainly attributable to the issuance of short term loans with detached stock purchase warrants in 2007. Depreciation and accretion has totaled $514,754 YTD and employee stock based compensation has totaled $230,000 during 2007 YTD, a combined increase of $455,000 over 2006 YTD. There was a net increase in other costs compared to 2006 YTD of $540,000 from interest income, loss on forward sales, gain on settlement of debt, loss on asset disposal, and other non-operating income.

LIQUIDITY AND FINANCIAL CONDITION

CASH AND WORKING CAPITAL

The Company had a cash balance of $0 on September 30, 2007. For the nine month period ending September 30, 2007, the Company had a net cash outflow of $146,509 which was made up of the following:

         o The Company used $7.6 million in operating activities. This operating cash outflow represents a net loss for the period of $15.7 million; reduced by $3.4 of non-cash expenses; decreased by a net decrease in operating assets of $76,767; and reduced by an increase in operating liabilities of $4.7 million.

         o The Company had cash outflow in investment activities of $1.0 million, all of which represents cash used for the purchase of fixed assets and cash received from sale of fixed assets and investment securities.

         o The Company had cash inflow from financing activities totaling $8.4 million from a net increase in debt of $4.7 million; a net increase in equity of $4.1 million; offset by offering costs of $171,025, payments on short term loans of $5,000 and gross lease payments of $180,023.

At September 30, 2007, the Company had a working capital deficit of $12 million. The decrease in working capital of $10.3 million from December 31, 2006 was due to an increase in current liabilities of $10.5 million partially offset by an increase in current assets of $100,000. The increase in current liabilities is primarily attributable to increases in deferred revenue, short term loans, and accounts payable and accrued liabilities. The Company has an accumulated deficit of $39.9 million since inception and has a shareholder's deficit of $11.3 million. The Company has no contingencies or long-term agreements except for its commitments under its option agreements, premises, and leases.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

The Company's production operations and mineral exploration programs are limited and restricted by the amount of working capital that the Company has and is able to raise from debt and equity financing. The Company anticipates continuing to rely on loans payable, equity sales of common shares, and/or joint ventures with other exploration companies in order to fund further exploration and production programs. Acquiring additional financing would be subject to a number of factors, including the market prices for gold and silver, investor acceptance of the Company's mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, with the participation of the chief executive officer evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the report, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 3, 2007, the Company and one of its subsidiaries, French Gulch Mining Corp., received a letter written on behalf of Stuart and Bianca Bennett and Northern California River Watch (collectively "Citizens") placing the Company and the French Gulch Mining Corp. on notice of alleged violations of the Federal Resource Conservation and Recovery Act ("RCRA") 42 U.S.C. ss. 6901 et seq. at the Washington Mine site.(1) The Citizens further warn that following the expiration of the appropriate notice period under the RCRA, the Citizens intend to commence a civil action against the Company and French Gulch Mining Corp. in the United States District Court on the following grounds:

         1. The Company's and French Gulch Mining Corp.'s use of storage of hazardous materials at the Washington Mine site and facilities has resulted in the leaching into soil and ground water of toxic metals, hazardous materials and other pollutants as described further herein which has an continues to violate permits, standards, regulations, conditions, requirements or prohibitions effective pursuant to RCRA regarding storage of pollutants [42 U.S.C. ss. 6972(a)(1)(A)];

         2. The Company's and French Gulch Mining Corp.'s operations at the Washington Mine site and facilities have caused contamination of soil and groundwater which presents an imminent and substantial endangerment to human health and the environment. [42 U.S.C. ss. 6972(a)(1)(B)].

During the ninety (90) day notice period, however, the Citizens have indicated a willing to discuss effective remedies for the alleged violations referenced in the letter. And although the Company and French Gulch Mining Corp. deny the Citizens' claims and intend to vigorously defend any actions commenced, the Company and French Gulch Mining Corp. have invited the Citizens to allow them to view and investigate the Washington Mine site. However, to date, the Company or French Gulch Mining Corp. has received any response from the Citizens.

There are no other past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

----------------
(1) The RCRA requires that a private party provide ninety (90) days prior notice to the alleged violator, the Administrator of the Environmental Protection Agency and the State in which the violation is alleged to have occurred before the initiating an action for an imminent and substantial endangerment to human and health environment. [42 U.S.C. ss. 6972(b)(2)(A)].


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, the Company issued the following securities which were not registered under the Securities Act in reliance upon the exemption from registration under the Securities Act as set forth in Section 4(2). The offers and sales were not effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On July 13, 2007, the Company converted $550,000 in short term loans that were due on June 30, 2007 into forward sale contracts with detached warrants.

On July 13, 2007 through August 2, 2007, the Company raised $790,000 in cash from forward sale contracts with detached warrants.

During the 3rd quarter of 2007 the Company raised $1,427,275 in cash by issuing 2,854,550 equity units at $0.50 per unit. Each unit consists of two shares of common stock and one warrant to purchase one share of common stock at $0.40 per share.

Subsequent to September 30, 2007, the Company received $339,000 is cash related to subscriptions to purchase 678,000 restricted equity units at $0.50 per unit in a private offering. Each unit consists of two common shares and one warrant to purchase one common share for $0.40. The warrants sold under this offering expire two years from the initial date of the warrant. Currently none of these shares have been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The Company does not have a stated procedure by which security holders may recommend nominees to the Company's board of directors. The Company considers candidates recommended by security holders in accordance with applicable laws and regulations. During the three months ended September 30, 2007 there was no change to this procedure.

ITEM 6.  EXHIBITS.

         3.1 Articles of Incorporation filed as an Exhibit to the Company's registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.

         3.2 Bylaws filed as an Exhibit to the Company's registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.

         3.3 Certificate of Amendment to Articles of Incorporation changing the Issuer's name to Bullion River Gold Corp.

         10.1 Form of Securities Purchase Agreement for sale of equity units at $0.50 per unit, with attached warrant to purchase one share of common stock at $0.40 per share.*

         31.1 Certification of Peter M. Kuhn, Chief Executive Officer and Chief Accounting Officer pursuant to Securities Exchange Act Rules 13a-15 and 15(d)-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*


         32 Certification of Peter M. Kuhn, Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BULLION RIVER GOLD CORP.


Dated:  November 30, 2007            By:  /s/ Peter M. Kuhn
                                          --------------------------------------
                                          Peter M. Kuhn
                                          Chief Executive Officer and
                                          Chief Accounting Officer