Form 10KSB
period 2007-12-31
BULLION RIVER GOLD CORP
filed 2008-04-15
CIK 1168458

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                          Commission File No. 333-85414

                            BULLION RIVER GOLD CORP.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

                     Nevada                                   98-0377992
                     ------                                   ----------
(State or Other Jurisdiction of incorporation or      (I.R.S. Employer I.D. No.)
                 organization)

                         3500 Lakeside Court, Suite 200
                               Reno, Nevada 89509
                               ------------------
                    (Address of Principal Executive Offices)

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

         State the Registrant's revenues for its most recent fiscal year:
December 31, 2007 - $3,543,441.

         State the aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: April 10, 2008 - $19,022,476. There are approximately 90,583,219 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the bid price of the Company's common as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date.

                   Issuers Involved in Bankruptcy Proceedings
                           During the past Five Years

         Not Applicable.

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: April 10, 2008 - 90,832,219


                       Documents Incorporated by Reference

         See Part III, Item 13.

Transitional Small Business Issuer Format: Yes [  ]  No [X]

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2007, including the discussion of the business of Bullion River Gold Corp. ("BULLION RIVER", "BLRV", the "COMPANY", "we", "us", and "our".), management's discussion and analysis of financial condition and results of operations, as well as other sections of this Annual Report contain "forward-looking" statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Annual Report, including the information set forth as to the future financial or operating performance of Bullion River, constitutes "forward-looking statements". These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could", "contemplate", "target", "continue", "budget", "may", "schedule", and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Bullion River's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Bullion Rivers' products and services; changes in business strategy; competitive factors; pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain key personnel; and other factors described in Bullion River's filings with the Securities and Exchange Commission. The results that Bullion River achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Form 10-KSB and Bullion River disclaims any duty to update any such forward-looking statements.

Bullion River may, from time to time, make oral forward-looking statements. Bullion River strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Bullion River's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Bullion River to materially differ from those in the oral forward-looking statements. Bullion River disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

Bullion River Gold Corp. ("the Company") was incorporated under the laws of the State of Nevada on June 29, 2001, under the original name "Dynasty International Corporation." The Company was a specialty retailer of home water quality testing kits and water purification devices until December 9, 2003, when it changed its business direction to the exploration of gold and silver in the western United States.

On December 9, 2003, five of the current Nevada subsidiaries of the Company were incorporated and sold to the Company. These subsidiaries are Antone Canyon Mining Corp., Cimarron Mining Corp., Corcoran Canyon Mining Corp., North Fork (Nevada) Mining Corp. and Thomas Creek Mining Corp., which changed its name to Wenban Spring Mining Corp. on September 28, 2004. On September 30, 2004, the Company acquired all of the issued and outstanding shares of French Gulch (Nevada) Mining Corporation, which was incorporated in the State of Nevada on September 30, 2004. All of these corporations are sometimes collectively called, the "Subsidiaries". On January 20, 2004, the Company changed its name to "Bullion River Gold Corp."

The Company has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of April 10, 2008, there were 90,583,219 common shares issued and outstanding.

In November 2006 the Company announced that it had concluded its bulk sampling and testing phase at the French Gulch mine site. At that point Management concluded that substantial testing of the mining processes and equipment had been completed and the Company was now operating with the intent to extract and process known mineralized deposits in order to generate revenue. As of December 31, 2007, the Company had produced approximately 5,373 ounces of gold and 1,126 ounces of silver and had realized approximately $3,543,441 in revenue.

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

Neither the Company nor any of the Subsidiaries has been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of the Company's business.

b) BUSINESS OF BULLION RIVER GOLD CORP.

Bullion River Gold Corp. is a mineral production and exploration company. The Company, through the Subsidiaries, conducts gold and silver mineral production and exploration on properties in the western United States. See "Item 2, Description of Property," regarding the acquisition of the option agreements for more information.

The Company announced production at its French Gulch Subsidiary in November of 2006. Although we believe drilling and test mining in this location have demonstrated there is the potential for a commercially viable mine, to date French Gulch has not provided enough gold to be cash flow positive. There is no assurance that a commercially viable ore body, or reserve, exists in any of the mineral claims until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. The Company's current plans are strictly limited to research and exploration at its other properties.

Based on successful test mining and drilling at its French Gulch subsidiary the Company is actively mining in this location. The property has not produced enough gold to be cash flow positive and still requires additional working capital to continue operations. There is no assurance that the Company will be able to raise additional working capital through equity or debt financing.

The Company intends to try to remove any mineralized material from its other subsidiaries' properties, if economically viable. If mineralized material is found on any of the Company's mineral exploration projects and removal is warranted, and the Company does not have the adequate working capital to do so, the Company will have to sell additional common shares or borrow money to finance the cost of removing the mineralized material. There is no assurance that the Company will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted, and there is no assurance the Company will be able to raise additional working capital through equity or debt financing.

COMPETITION

The Company competes with other mining and exploration companies possessing greater financial resources and technical facilities than the Company in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. The gold mining industry is fragmented, and the Company is a relatively small participant in the gold and silver mining market. Many of the Company's competitors have very diverse portfolios and have not confined their markets to one mineral or property, but explore a wide array of minerals and mineral exploration properties. Some of these competitors have been in business for longer than the Company and may have established more strategic partnerships and relationships than the Company.

There is significant competition for the limited number of gold acquisition opportunities and, as a result, the Company may be unable to continue to acquire an interest in attractive gold and silver mineral exploration properties on beneficial terms.

While the Company competes with other exploration companies, there is no competition for the exploration or removal of mineralized material from the Company's properties. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. The largest are Handy & Harman, Englehard Industries and Johnson Matthey, Ltd. The wholesale purchase of precious metals is affected by a number of factors beyond the Company's control. The factors are:

         o    Fluctuations in the market price for gold
         o    Fluctuating supplies of gold
         o    Fluctuating demand for gold
         o    Mining activities by other companies

If the Company finds gold or silver at any of its properties that is deemed of economic grade and in sufficient quantities to justify removal, the Company would seek additional capital through equity or debt financing to build a mine and plant. The Company would then mine the gold or silver. After mining, the Company would process the ore through a series of steps that produces a rough concentrate. This rough concentrate would then be sold to refiners and smelters for the value of the mineral contained therein, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open markets through brokers who work for wholesalers, including the major world wholesalers set forth above.

MINING EQUIPMENT, EMPLOYEE AND CONTRACTOR AVAILABILITY

Competitive demand for employees and contractor services and unforeseen shortages of supplies and equipment could result in disruption of planned exploration and mining activities. Current demand for exploration drilling services is robust and may result in suitable equipment and trained manpower being unavailable at scheduled times in the Company's exploration schedule. The Company will attempt to locate products, equipment and materials after sufficient funds have been raised. If the Company cannot find the products and equipment it needs for the various mineral exploration programs, the Company will have to suspend its mineral exploration and mining programs until the Company can find the employees, contractors and/or equipment it needs.

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

The Company's exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act and all the related state laws in California and Nevada where the Company mineral interests are situated.

The State of Nevada adopted the Mined Land Reclamation Act (the "Nevada Act" in Nevada) in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance. The State of California has similar regulations applicable to California operations.

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

It is the Company's objective to provide a safe working environment, not to disrupt archaeological sites and to conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

The Company has secured and will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. In July of 2006 the Company accidentally discharged water into an active stream. The discharge was discovered and addressed with all due haste. The Company was charged a fee for this act of $35,270, which was promptly paid by the Company. Management anticipates no additional discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation and re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adits or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of the Company's proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

The Company and its Subsidiaries are in compliance with the applicable law and will act to comply with that law in the future. Management believes that such compliance will not adversely affect the Company's business operations in the future or its competitive position. Although the Company makes every attempt to comply with the foregoing, and has put in place contingency plans, there is no guarantee that an unforeseen occurrence may cause non compliance, and the Company may face penalties if there is a non compliance situation.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE COMPANY'S
BUSINESS

The Company's business is subject to various levels of governmental controls and regulations, which are supplemented and revised from time to time. The Company is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company or one of its Subsidiaries.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company currently sells 100% of its gold and silver to two customers, however, gold and silver can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time. Since there are a large number of available gold and silver purchasers, the Company is not dependent upon the sale of gold or silver to any one customer. Management believes that, because of the availability of alternative refiners, no material adverse effect would result if the Company lost the services of any of its current refiners.

PATENTS/TRADE MARKS/LICENSES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS OR LABOR CONTRACTS

Neither the Company nor its subsidiaries currently owns any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

The Company's web sites are copyrighted upon loading. www.bullionriver.com and www.bullionrivergold.com are registered domain names of the Company. The Company and its Subsidiaries will seek further trademark protection for any associated domain names.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of December 31, 2007, the Company had 5 full time employees in the corporate offices and 49 full time employees in the field.

                                  RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained herein and in our filings with the Securities and Exchange Commission that can be viewed in the Edgar Archives at www.sec.gov before deciding whether to invest in our Company. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report. With respect to this discussion, the terms "Bullion River," "Company," "we," "us" and "our" refer to Bullion River Gold Corp., and our wholly-owned Subsidiaries.

PLEASE CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN BULLION RIVER'S COMMON SHARES.

RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS AND PROPERTIES:

1. THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES THAT IT EXPECTS WILL CONTINUE INTO THE FUTURE. IF THE LOSSES CONTINUE, THE COMPANY WILL HAVE TO SUSPEND OPERATIONS OR CEASE OPERATIONS.

     The Company has little operating history upon which an evaluation of its future success or failure can be made. The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company's net loss since inception through December 31, 2007 is $44,334,297. For the 12 month period ended December 31, 2007, total net loss was increased by $20,161,346. See "Management Discussion and Analysis" below under Part II, Item 6, for more details.

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

2. THE COMPANY'S AUDITORS HAVE ISSUED A GOING CONCERN OPINION AND IF THE COMPANY IS UNABLE TO RAISE SUFFICIENT CAPITAL, IT MAY NOT BE ABLE TO ACHIEVE ITS OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

     The Company's auditors have issued a going concern opinion. This means that the auditor believes there is uncertainty that the Company can continue as an ongoing business for the next 12 months. If the Company is unable to obtain additional debt or equity funding it may have to suspend or cease operations.

3. ALTHOUGH THE COMPANY IDENTIFIED AREAS OF MINERALIZATION ON ITS PROPERTIES, IT HAS NO KNOWN ORE RESERVES AND CANNOT GUARANTEE THAT IT WILL FIND ANY ORE RESERVES. THE COMPANY DOES NOT KNOW IF ITS CURRENT MINERALIZED AREAS OR ANY ORE RESERVES IT FINDS WILL BE PROFITABLE. IF NO PROFITABLE MINERALIZED AREAS OR ORE RESERVES ARE FOUND, THE COMPANY MAY HAVE TO CEASE OPERATIONS.

     Although the Company has started production at its French Gulch property, it is not profitable. All but one of the Company's mineral claims are in the exploration stage and none of the mineral claims has any known ore reserves or generates any cash flow. With the exception of French Gulch, the Company has not identified any mineable gold or silver reserves on any of the mineral claims and the Company cannot guarantee that it will ever find any ore reserves at its other properties. Although the Company is in production at French Gulch, this property is not cash flow positive. Even if the Company finds that there is gold or silver on any of its mineral claims, the Company cannot guarantee that it will be able to recover enough gold or silver from an ore reserve or generate enough cash flow from that ore reserve to be profitable. Even if the Company recovers gold or silver, it cannot guarantee that it will make a profit. If the Company cannot find gold or silver, or it is not economical to recover the gold or silver, the Company will have to cease operations.

4. THE COMPANY DOES NOT HAVE SUFFICIENT FUNDS TO COMPLETE EACH OF THE SUBSIDIARY'S PROPOSED MINERAL EXPLORATION PROGRAMS AND AS A RESULT MAY HAVE TO SUSPEND OPERATIONS.

     The Company's mineral exploration programs are limited and restricted by the amount of working capital that the Company has and is able to raise from financings. The Company does not have sufficient funds to complete each of the Subsidiary's proposed mineral exploration programs. As a result, the particular Subsidiary may have to suspend or cease its operations on those particular mineral claims. The Company's current operating funds are less than necessary to complete proposed mineral exploration programs of each of the Subsidiaries, and therefore the Company will need to obtain additional financing in order to complete each of the proposed mineral exploration programs. Currently the Company is focusing its development at the French Gulch property. This property is in production, but has not produced enough gold and silver to be cash flow positive. The Company may have to cease operations if it is unable to raise capital to continue operations at French Gulch before the property generates enough gold and silver to be profitable.

     The Company can provide no assurance to investors that the Company will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including the availability of gold and silver in commercial quantities, the market prices for gold and silver, investor acceptance of the Company's mineral claims and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through the sale of equity capital or debentures. Any sale of share capital will result in dilution to existing shareholders. Issuance of debentures also increases the risk to investors if the Company is unable to repay a debenture, because debt holders will likely be paid before any shareholder on liquidation. Other anticipated alternatives for the financing of further exploration would be the offering by the Company of an interest in the mineral claims to be earned by another party or parties carrying out further exploration, private loans, or bonds.

5.   THE COMPANY'S SUCCESS IS DEPENDENT ON GOOD LABOR AND EMPLOYMENT RELATIONS.

     Production at French Gulch is dependent upon the efforts of our employees. Relations between the Company and our employees may be impacted by changes in labor relations resulting from, among others, action or inaction employee groups, unions, and the governmental authorities. Adverse changes in such laws, regulations or rules, or in the relationship between the Company and our employees, may have a material adverse effect on our business, results of operations, and financial condition.

6. IF THE COMPANY AND ITS SUBSIDIARIES DO NOT COMPLETE THE REQUIRED EXPLORATION EXPENDITURES AND MAKE THE REQUIRED OPTION PAYMENTS MANDATED IN THE VARIOUS OPTION AGREEMENTS, THE COMPANY WILL LOSE ITS INTEREST IN THE MINERAL CLAIMS AND THE COMPANY'S BUSINESS MAY FAIL.

     The Company and its Subsidiaries are obligated to incur a minimum amount of exploration expenditures on certain mineral claims in accordance with the various option agreements that the Subsidiaries are party to in order to maintain the option agreements in good standing and to be able to exercise the option and obtain a 100% interest in the mineral claims. The Company's existing cash reserves are insufficient to enable it to incur the minimum amount of exploration expenditures required. The Company will require substantial working capital to fund the continued exploration of the mineral claims and to exercise the various options. If the Company does not incur the exploration expenditures required by the option agreements, the Company may forfeit its interest in those respective mineral claims. The Company has not raised the required additional financing and cannot provide any assurance to investors that the additional financing will be available to it on acceptable terms, or at all, to incur exploration expenditures, to make option payments, to continue operations, to fund new business opportunities or to execute its business plan. The Company is currently negotiating amendments to its payment contracts for the French Gulch and North Fork properties and the owners are willing to accept new payment terms. If the Company loses its interests in the optioned mineral claims, then there is a substantial risk that its business will fail.

7. ADVERSE WEATHER MAY MAKE ACCESS TO CERTAIN MINERAL CLAIMS IMPOSSIBLE DURING THE YEAR. THIS WILL DELAY THE COMPANY'S PROPOSED MINERAL EXPLORATION PROGRAMS, WHICH COULD PREVENT THE COMPANY FROM GENERATING REVENUES.

     The Company's proposed exploration programs on certain mineral claims can only be performed approximately seven to nine months out of the year. This is because rain and snow cause roads leading to these mineral claims to be impassable during three to five months of the year. When roads are impassible, the Company is unable to continue with its mineral exploration programs on these mineral claims and, as a consequence, unable to generate revenues.

8. THE COMPANY MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS THAT IT NEEDS FOR EXPLORATION, WHICH COULD CAUSE THE COMPANY TO DELAY OR SUSPEND ITS OPERATIONS.

     Competitive demand for contractor services and unforeseen shortages of supplies and equipment could result in disruption of planned exploration activities. Current demand for exploration drilling services is robust and may result in suitable equipment and trained manpower being unavailable at scheduled times in the Company's exploration schedule. The Company will attempt to locate products, equipment and materials after sufficient funds have been raised. If the Company cannot find the products and equipment it needs for the various mineral exploration programs, the Company will have to suspend its mineral exploration programs until the Company can obtain the products and equipment it needs.

9. THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED KEY PERSONNEL NECESSARY FOR THE IMPLEMENTATION OF ITS BUSINESS STRATEGY AND MINERAL EXPLORATION PROGRAMS.

     The Company's future success depends largely upon the continued service of its board members, executive officers and other key personnel. The Company's success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

     The Company may have particular difficulty attracting and retaining key personnel for its mineral exploration programs. The Company does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact the Company's ability to complete its mineral exploration programs.

10. UNFORESEEN TITLE DEFECTS MAY RESULT IN A LOSS OF ENTITLEMENT TO PRODUCTION AND RESERVES.

     Ownership of the Company's properties could be subject to prior undetected claims or interests. Although we have performed title reviews of our properties, the reviews do not guarantee or certify the chain of title against all adverse claims or contingencies. If any title defect were to arise, our entitlement to the mineral rights associated with our properties could be jeopardized, and could have a material adverse effect on our financial condition, results of operations and our ability to timely execute our business plan.

11. WE CURRENTLY HAVE A MATTER PENDING WITH THE INTERNAL REVENUE SERVICE (IRS), WHICH COULD RESULT IN A LARGE CASH EXPENDITURE AND COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR OPERATING RESULTS AND CASH FLOWS.

     As of December 31, 2007 the Company has an underpayment of federal and state payroll taxes of approximately $805,000 and penalties and interest of approximately $104,000. The potential tax, penalty and interest impact of this matter has been fully reserved on our consolidated balance sheet. In addition, an immediate demand to pay the payroll tax liability could have a material adverse impact on our consolidated cash flows and results of operations.

RISKS ASSOCIATED WITH THE COMPANY'S INDUSTRY.

12. BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT THE COMPANY'S BUSINESS WILL FAIL.

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

13. THE GOLD AND SILVER MARKETS ARE VOLATILE MARKETS THAT CAN HAVE A DIRECT IMPACT ON THE COMPANY'S REVENUES AND PROFITS, AND THE MARKET CONDITIONS WILL EFFECT WHETHER THE COMPANY WILL BE ABLE TO CONTINUE ITS OPERATIONS.

     As of April 10, 2008, the price of an ounce of gold was approximately $925 and the price of an ounce of silver was approximately $17.80. In order to maintain operations, the Company will have to sell its gold and silver for more than it costs to mine it. While the current prices are favorable, if the Company cannot make a profit, it will have to cease operations until the price of gold increases. Because the cost to mine the gold is fixed, but subject to inflation, the lower the market price of gold, the greater the chance that the Company's operations will not be profitable and that the Company will have to cease operations.

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

     The mining exploration and development industry may be sensitive to any general downturn in the overall economy or currencies of the countries to which the product is produced or marketed. Substantial adverse or ongoing economic, currency, government or political conditions in various world markets may have a negative impact on the Company's ability to operate profitably.

14. BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT THE COMPANY MAY INCUR LIABILITY OR DAMAGES AS THE COMPANY CONDUCTS ITS BUSINESS.

     The search for valuable minerals involves numerous hazards. As a result, the Company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure or against which the Company may elect not to insure. The payment of such liabilities may have a material adverse effect on the Company's financial position.

15.  THE COMPANY FACES SIGNIFICANT COMPETITION IN THE MINERAL EXPLORATION
     INDUSTRY.

     The Company competes with other mining and exploration companies possessing greater financial resources and technical facilities than the Company has in connection with the acquisition of mineral exploration claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of gold or silver acquisition opportunities and, as a result, the Company may be unable to acquire an interest in attractive gold and silver mineral exploration properties on beneficial terms.

16. GOVERNMENTAL REGULATION OR ANY CHANGE IN SUCH REGULATION MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     There are several governmental regulations that materially restrict the use of minerals. Under the applicable laws and regulations, to engage in certain types of exploration will require work permits, the posting of bonds and the performance of remediation work for physical disturbance to the mineral claims. Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process. Although the Company makes every effort to operate within government regulations, there is no guarantee against an adverse occurrence. In July 2006 the Company accidentally discharged water into a stream. The Company addressed the issue as soon as it was aware of the occurrence; however, the Company paid a fine of thirty-five thousand two hundred and seventy dollars. The Company attempts to comply with the laws and regulations, and has put in place contingency plans, but there is no guarantee that another unforeseen occurrence may cause non-compliance, and the Company could face additional penalties if there is non-compliance.

     In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase the Company's costs of doing business and prevent the Company from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit the Company's ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that have not yet been applied. These new laws may increase the Company's cost of doing business with the result that its financial condition and operating results may be harmed

17. THE COMPANY'S BUSINESS AND OPERATING RESULTS WILL BE HARMED IF IT IS UNABLE TO MANAGE GROWTH IN ITS BUSINESS.

     The Company's business may experience periods of rapid growth that will place significant demands on the Company's managerial, operational and financial resources. In order to manage this growth, the Company must continue to improve and expand its management, operational and financial systems and controls, including quality control and delivery capabilities.

     The Company will also need to continue to expand, train and manage its employee base. The Company must carefully manage mineral exploration capabilities and production and inventory levels to meet product demand. The Company cannot assure that it will be able to timely and effectively meet that demand and maintain the quality standards required by its existing and potential clients. In addition, inaccuracies in the Company's demand forecasts, or failure of the systems used to develop the forecasts, could quickly result in either insufficient or excessive inventories or disproportionate overhead expenses or both. If the Company ineffectively manages its growth or is unsuccessful in recruiting and retaining personnel, its business and operating results will be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S COMMON STOCK.

18.  THE COMPANY'S STOCK PRICE IS VOLATILE.

     The stock markets in general and the stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of the Company's common shares has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of the Company's common shares include:

         a. actual or anticipated variations in the Company's results of operations;
         b.   the Company's ability or inability to generate new revenues;
         c.   increased competition;
         d. government regulations, including mineral exploration and environmental regulations;
         e.   conditions and trends in the mineral exploration industry;
         f.   proprietary rights;
         g. rumors or allegations regarding the Company's financial disclosures or practices; or
         h.   the volatility of the gold and silver markets.

     The Company's stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company's common stock.

19. A SMALL NUMBER OF THE COMPANY'S SHAREHOLDERS OWN A SUBSTANTIAL AMOUNT OF THE COMPANY'S COMMON SHARES, AND IF SUCH SHAREHOLDERS WERE TO SELL THOSE SHARES IN THE PUBLIC MARKET WITHIN A SHORT PERIOD OF TIME, THE PRICE OF THE COMPANY'S COMMON SHARES COULD DROP SIGNIFICANTLY.

     Because a small number of the Company's shareholders own a substantial amount of the Company's common shares, those shareholders will be able to significantly decide who will be directors and any other shareholders may not be able to elect any directors. Also, sales of a large number of shares of the Company's common shares or even the availability of a substantial number of common shares for sale could have the effect of reducing the price per share of the Company's common shares.

20. THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE IMPLEMENTATION OF ITS BUSINESS STRATEGY AND MINERAL EXPLORATION PROGRAMS.

     The Company's future success depends largely upon the continued service of its board members, executive officers and other key personnel. The Company's success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mining industry.

     The Company may have difficulty attracting and retaining key personnel. The Company does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact the Company's ability to complete its mining programs.

21. FAILURE BY THE COMPANY TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING IN ACCORDANCE WITH THE RULES OF THE SEC COULD HARM OUR BUSINESS AND OPERATING RESULTS AND COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

     We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

     We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

     We evaluated our existing controls for the year ended December 31, 2007. Our chief executive officer and chief accounting officer identified material weaknesses in our internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. The identified material weaknesses did not result in material audit adjustments to our 2007 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

     We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

     Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of
     Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

22.  THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     The Company has never paid cash dividends on its common shares and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop, carry on, and expand its business.

23. "PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY'S COMMON SHARES DIFFICULT, AND SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

     Trading in the Company's common shares is subject to certain regulations adopted by the Securities and Exchange Commission (the "SEC") commonly known as the "penny stock" rules. The Company's common shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers who sell the common shares in the aftermarket. The "penny stock" rules govern how broker-dealers can deal with their clients and "penny stocks". For sales of the Company's common shares, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in the Company's common shares, which could severely limit their market price and liquidity of its common shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

24. COVENANTS IN OUR DEBT INSTRUMENTS MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ANY FAILURE BY US TO COMPLY WITH SUCH COVENANTS MAY ACCELERATE OUR OBLIGATION TO REPAY THE UNDERLYING DEBT.

     Our senior credit facility, our indentures and certain of the agreements governing the other indebtedness of our company and our subsidiaries contain covenants that may limit our ability to operate our business, invest in other businesses, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise.

     Our ability to comply with the financial and other covenants contained in our debt may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default and the debt, together with accrued interest, could be declared immediately payable. If we are unable to repay any borrowings when due, the lenders under our senior credit facility could proceed against their collateral, which includes most of our assets. If any of our debt is accelerated, we may not have sufficient assets to repay amounts due.

ITEM 2.         DESCRIPTION OF PROPERTY

The Company operates from its principal executive office at 3500 Lakeside Court, Suite 200, Reno Nevada. The Company's telephone number is 775-324-4881. In February 2006, the Company leased these premises for three years starting on April 1, 2006 subject to tenant improvements. The Company sought out more office space at a reduced rate per square foot. The offices are 6,150 square feet with the initial lease period of 3 months at a rate of $6,000. Rent for months 4-12 was $7,687 per month. This amount increased to $7,918 per month in the second year, and has increased to $8,156 for the third year. The additional space was required for mine engineering, geology services, and additional investor communications services. During the fiscal year ending December 31, 2007, Bullion River Gold paid $86,973 for rent. For information about additional property or assets under contract, see the heading "Contractual Obligations" in
Part II, Item 6.

         1) FRENCH GULCH (NEVADA) MINING CORP.

On May 19, 2005, the Company exercised its option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property included in that agreement. Upon the exercise of the option French Gulch gained all rights incident to the ownership of real property allowed by law, including the right to develop and mine the property. The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of December 31, 2007, the Company had delayed its December 2007 option payment of $175,000 and is negotiating new terms with the partnership.

The Company has staked 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. The Company has named these newly staked claims, along with the Washington -Niagara property, the "French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch. All claim maintenance fees and taxes were current as of December 31, 2006 and 2007.

During August of 2006, the Company purchased a parcel of undeveloped land located in the township of French Gulch, CA for the sum of $110,203. The property is going to be used for mine administration office space.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust ("Stump") giving French Gulch the exclusive right to explore, develop, and mine the property. The property is located in Shasta County, California, adjacent to the French Gulch property, and consists of 1 patented lode mining claim ("Colorado Quartz Mine"). The option agreement is for an initial term of ten years and expires on July 21, 2015.

In order to maintain the Stump option in good standing, French Gulch is required to pay the owner annual payments starting July 21, 2006, in the following amounts: $2,500 per year until July 21, 2008; $3,500 per year until July 21, 2011; and $4,500 per year until July 21, 2015. French Gulch is also required to make all maintenance and lease fees as required to keep the property in good standing, and must have a comprehensive general commercial liability insurance policy in place having limits of not less than $1 million per personal injury occurrence and $100,000 for property damage protecting owner against any claims for injury to persons or damage to property resulting from French Gulch's operations.

For more information and details on the French Gulch Property, see "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6.

         2) NORTH FORK MINING CORP.

On February 23, 2004, the Company, through the wholly owned subsidiary, North Fork Mining Corp. ("North Fork"), was assigned three options to acquire a 100% undivided right, title, and interest in an aggregate 42 unpatented mineral claims located in Sierra County in the State of California. The options were assigned from Golden Spike Mining, a Nevada corporation controlled by the president of the Company, for an assignment fee of $129,115. Peter M. Kuhn is a director and president of Bullion River and the sole director and officer of North Fork and a director and the president of Golden Spike Mining. As additional consideration for the assignment of the option agreements, North Fork granted Golden Spike Mining a net smelter royalty of 1.5% on the 42 unpatented mineral claims. See Exhibit 10.5 for more information as referenced in Part III,
Item 13.

On February 18, 2004, all required payments under the original (3) option agreements dated July 1, 2002, July 3, 2002, and March 3, 2003, had been made and the owners of the mineral claims consented to the assignment of the option agreements to North Fork.

     o The required payments under the July 1 and July 3, 2002, option agreements were $10,000 per agreement on the original signing dates of July 1 and 3, 2002; $150 per month for each agreement for the year ending July 3, 2003; and $250 per month for each agreement for the period ended February 23, 2004.
     o The March 3, 2003, agreement required $10,000 to be paid upon signing of a final agreement.

The original option agreements dated July 1 and 3, 2002, are for terms of 5 years. To keep these option agreements in good standing, North Fork is required to make minimum royalty payments, per agreement, of $250 per month until July 3, 2004; $500 per month until July 3, 2005; $1,000 per month until July 3, 2006; and the greater of $5,000 per month or a 5% net smelter royalty ("NSR") until July 3, 2007. North Fork is also required to make all maintenance and lease payments to keep the mineral claims in good standing during the term of the option agreements. At the end of the five year term, after all of the royalty payments have been made, North Fork will have acquired a 100% undivided right, title and interest in 35 unpatented mineral claims subject to a 5% net smelter royalty payable, until a maximum of $750,000 in royalty payments have been made under each agreement.

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

The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement and is currently negotiating a new payment plan. For more information and details on the North Fork Property see "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6.

         3) ANTONE CANYON PROPERTY

On January 9, 2004, the Company's wholly owned subsidiary, Antone Canyon Mining Corp. ("Antone"), was assigned an option to acquire a 100% undivided interest in 60 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the president of the Company, for an assignment fee of $146,142. See Exhibit
10.1 for more information as referenced in Part III, Item 13.

The option agreement is for a term of ten years and expires on December 11, 2012. In order to maintain the option in good standing, Antone is required to pay the owner annual payments of $40,000 on or before December 12, commencing December 12, 2004, until the option expires or until Antone exercises the option in accordance with one of the following three exercise options, which are: payment to the owner of (1) $4,000,000, (2) $400,000 plus a 3% net smelter royalty ("NSR") granted to the owner, or (3) $2,500,000 plus a 1% NSR granted to the owner.

At the date of this report all option payments have been paid and are in good standing. For more information and details on the Antone Canyon Property see "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6.

         4) CORCORAN CANYON MINING CORP.

On February 18, 2004, the Company's wholly owned subsidiary, Corcoran Canyon Mining Corp. ("Corcoran"), was assigned an option to acquire from Landore Resources a 100% undivided interest in 41 unpatented mineral claims located in Nye County in the State of Nevada. The option was assigned from Golden Spike Mining, a Nevada corporation controlled by the president of the Company, for an assignment fee of $43,596. See Exhibit 10.2 for more information as referenced in Part III, Item 13.

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

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together "Silver Quest") entered into a joint venture. Silver Quest was required to pay the Company $10,000 within five days of execution of the agreement. Within 60 days from the date of the agreement Silver Quest was to receive TSXV acceptance and at that time pay the Company $30,000 and 100,000 common shares of Silver Quest Resources LTD to keep the option in good standing.

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

At December 31, 2007, Silver Quest was in compliance with all of the terms of the option agreement with the Company.

For more information and details on the Corcoran Canyon Property, see "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6.

         5) CIMARRON MINING CORP.

As of August 23, 2006, the Company and Brancote US, owner of the majority of the Cimarron claims, have allowed the option agreement for the property to expire because both parties were unable to come to an agreement with the holder of the remaining claims in the middle of the claim block.

         6) WENBAN SPRING MINING CORP.

On February 20, 2004, Bullion River Gold's wholly owned subsidiary, Thomas Creek Mining Corp. ("Thomas Creek"), was assigned an option to acquire a 100% undivided right, title and interest in 76 unpatented mineral claims located in Eureka County in the State of Nevada. The option was assigned from a company controlled by the president of Bullion River Gold for an assignment fee of $53,740. See Exhibit 10.4 for more information as referenced in Part III, Item 13.

During the year ended December 31, 2004, the Company terminated their option on the Thomas Creek property and acquired a 100% interest in the Wenban property by staking 238 claims covering approximately 7.25 square miles in the Cortez Hills region of Nevada. On September 28, 2004, the Company changed its name from Thomas Creek Mining Corp. to Wenban Spring Mining Corp.

On January 19, 2006, the Company entered into an option agreement with Senator Minerals "Senator", a Vancouver-based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of the Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The terms of the agreement include: $10,000 in cash for each property, which was paid on January 20, 2006, and 125,000 restricted shares of Bullion River common stock for each property, which were issued on May 1, 2006. Bullion River was obliged to spend $150,000 in exploration including all maintenance fees by January 20, 2008, in order to obtain a 51% ownership in the claims. The Company has negotiated an extension in order to acquire the 51% ownership in the claims. By spending another $200,000, Bullion River can increase its ownership to 76%. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10% ownership, it can elect a three percent NSR. The properties are so-called `grassroots' properties. No significant exploration has been done to this point.

For more information and details on the Wenban Spring Property see "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6.

         7) PAINTED HILLS CLAIMS

As of September 1, 2006, management decided not to pursue any additional exploration at the Painted Hills property and did not renew the mining claims.

         8) MISSION MINE CLAIMS

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company has made the following payments to TKM Corp.:

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

All claim maintenance fees and taxes for the property were current as of December 31, 2007.

For more information and details on the Mission Mine project see "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6.

         9) COMPANY CLAIM SUMMARY

The following is a summary of the claims held by the Company as of December 31, 2007 by state and subsidiary:

                     California:
                       French Gulch                            121
                       Mission Mine                             97
                       North Fork                               42
                                                         ----------
                         Total California claims               260

                     Nevada:
                       Antone Canyon                            60
                       Corcoran Canyon                         130
                       Wenban Spring                           292
                                                         ----------
                         Total Nevada claims                   482
                                                         ----------
                       Total claims                            742
                                                         ==========

ITEM 3.         LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, there are no other past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

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

During the ninety (90) day notice period, however, the Citizens have indicated a willingness to discuss effective remedies for the alleged violations referenced in the letter. And although the Company and French Gulch Mining Corp. deny the Citizens' claims and intend to vigorously defend any actions commenced, the Company and French Gulch Mining Corp. have invited the Citizens to allow them to view and investigate the Washington Mine site. However, to date, neither the Company nor French Gulch Mining Corp. has received any response from the Citizens.

On March 27, 2008 the Company received a letter from the Internal Revenue Service stating that French Gulch (Neveda) Mining Corp. owes $221,626 in taxes, interest and penalties for the tax period ending December 31, 2007. On April 4, 2008, the Company requested a 120 day extension on its payment. During this time the Company will review the merits of this claim, determine whether the Company has reasonable cause to remove or reduce the assessed penalties, and if necessary, attempt to negotiate a settlement of any taxes owed.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

     (a)      MARKET INFORMATION


________________
(1) The RCRA requires that a private party provide ninety (90) days prior notice to the alleged violator, the Administrator of the Environmental Protection Agency and the State in which the violation is alleged to have occurred before the initiating an action for an imminent and substantial endangerment to human and health environment. [42 U.S.C. ss. 6972(b)(2)(A)].

The Company's common shares have been quoted on the NASD OTC Bulletin Board since October 1, 2003, under the symbol "BLRV" (formerly "DYSI"). However, the first trade occurred in November, 2003. The table below gives the high and low bid information for each fiscal quarter since the Company's common shares have been quoted. The bid information was obtained from OTC Bulletin Board and reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                HIGH & LOW BIDS
--------------------------------------------------------------------------------
QUARTER ENDED          HIGH               LOW                      SOURCE
--------------------------------------------------------------------------------
31-Dec-07             $0.30              $0.17                  Yahoo Finance
30-Sep-07             $0.61              $0.26                  Yahoo Finance
30-Jun-07             $0.70              $0.51                  Yahoo Finance
31-Mar-07             $0.86              $0.62                  Yahoo Finance
31-Dec-06             $1.08              $0.65                  Yahoo Finance
30-Sep-06             $0.92              $0.72                  Yahoo Finance
30-Jun-06             $1.04              $0.44                  Yahoo Finance
31-Mar-06             $0.70              $0.44                  Yahoo Finance
31-Dec-05             $0.67              $0.41                  Yahoo Finance
30-Sep-05             $0.86              $0.46                  Yahoo Finance
30-Jun-05             $1.26              $0.75                  Yahoo Finance
31-Mar-05             $1.42              $0.75                  Yahoo Finance
31-Dec-04             $0.93              $0.89               OTC Bulletin Board
30-Sep-04             $0.84              $0.77               OTC Bulletin Board
30-Jun-04             $0.66              $0.60               OTC Bulletin Board
31-Mar-04             $1.37              $0.90               OTC Bulletin Board
31-Dec-03             $   -              $   -               OTC Bulletin Board


     (b)      HOLDERS OF RECORD

As of April 10, 2008, there are approximately 168 holders of record of the Company's common shares.

     (c)      DIVIDENDS

The Company did not declare any cash dividends on its common stock in fiscal 2007. The Company has no current plans to declare or pay any dividend on its common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements, and such other factors deemed relevant by our board of directors.

     (d)     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                                 EQUITY COMPENSATION PLAN INFORMATION
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (a))

      PLAN CATEGORY                   (a)                      (b)                       (c)
------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                            1,344,278                  $0.50                   2,655,722

Equity compensation plans
not approved by security
holders                                -                        -                     5,000,000
                                ------------            ------------               ------------
          TOTAL                    1,344,278                  $0.50                   7,655,722
                                ============            ============               ============

On December 12, 2006, the Company's shareholders approved the adoption of the Bullion River Gold Corp. Stock Incentive Plan (the "2006 Plan"). The 2006 Plan authorizes awards of options (both incentive stock options and non-qualified stock options), stock awards or stock bonuses. Persons eligible to receive awards under the 2006 Plan include our employees, officers, directors, consultants, independent contractors, and advisors to the Company or any parent or subsidiary of the Company.

Our board of directors administers the 2006 Plan. Our board of directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the plan may not be exercised after ten (10) years from the date the option is granted. A total of 4,000,000 shares of common stock were reserved for awards granted under the 2006 Plan. As of April 10, 2008, the Company had issued an aggregate of 0 shares of common stock to individuals pursuant to the 2006 Plan.

On December 12, 2007, the Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan authorizes awards of options (both incentive stock options and non-qualified stock options), stock awards or stock bonuses. Persons eligible to receive awards under the 2007 Plan include our employees, officers, directors, consultants, independent contractors, and advisors to the Company or any parent or subsidiary of the Company.

Our board of directors administers the 2007 Plan. Our board of directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the plan may not be exercised after ten (10) years from the date the option is granted. A total of 5,000,000 shares of common stock were reserved for awards granted under the Plan. As of April 10, 2008, we had issued an aggregate of 70,024 shares of common stock to one company pursuant to the Plan.

Options granted under the either 2006 Plan or the 2007 Plan may be designated as incentive stock options or non-qualified stock options. Incentive stock options may be granted only to our employees (including officers and directors who are also employees). The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the share of common stock of the Company on the date of the grant, and the exercise price of incentive stock options may not be less than 100% of the fair market value of the share of common stock of the Company on the date of the grant. However, the exercise price of any option may not be less than 110% of the fair market value of the common stock of the Company on the date of grant in the case of individual owning 10% or more of the common stock of the Company. Neither incentive stock options nor non-qualified stock options may have a term exceeding ten (10) years. In the case of an incentive option that is granted to an individual owning 10% or more of the common stock, the term may not exceed five (5) years.

     (e)      RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act of 1933, as amended (the "Securities Act") by reason of the exemption afforded under Section 4(2) of the Securities Act within the past three years. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

From September 2004 through May 2005, the Company raised $2,447,725 in cash from the $0.75 unit offering, Reg S, and issued an aggregate 3,263,635 restricted units.

From December 2004 through May 2005, the Company raised $2,449,951 in cash from the $0.75 unit offering, Reg D, and issued an aggregate 3,266,609 restricted units.

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

On November 8, 2006, the Company entered into a Securities Purchase Agreement with 21 investors for an aggregate amount of (i) $2,861,000 in convertible notes, and (ii) warrants to purchase 3,814,673 shares of the Company's common stock.

On July 13, 2007, the Company converted $550,000 in short term loans that were due on June 30, 2007 into forward sale contracts with detached warrants.

On July 13, 2007 through August 2, 2007, the Company raised $790,000 in cash from forward sale contracts with detached warrants.

On August 9, 2007, the Company entered into an Agreement, Including Promissory Note. In addition to the Agreement, the transaction includes a Common Stock Purchase Warrant and Registration Rights Agreement.

On July 18, 2007 through December 26, 2007 the Company raised $942,500 in cash by issuing 6,283,333 equity units at $0.15 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.25 per share.

On July 18, 2007 through December 6, 2007 the Company received $1,606,500 in cash related to subscriptions to purchase 6,426,000 restricted equity units at $0.25 per unit in a private offering. Each unit consists of one common share and one warrant to purchase one common share for $0.40. The warrants sold under this offering expire two years from the initial date of the warrant.

On January 15, 2008 the Company issued 70,024 shares of common stock registered on Form S-8 to Richardson & Patel LLP for legal services that were not in connection with the offer or sale of the Company's securities.

On January 2, 2008 the Company received $1,500,000 in cash related to subscriptions to purchase 10,000,000 restricted equity units at $0.15 per unit in a private offering. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for $0.25. The warrants sold under this offering expire two years from the initial date of the warrant.

On January 16, 2008 the Company received $2,500,000 in cash related to subscriptions to purchase 10,000,000 restricted equity units at $0.25 per unit in a private offering. Each unit consists of one share of common stock and one warrant to purchase one common share for $0.45. The warrants sold under this offering expire two years from the initial date of the warrant.

On February 29, 2008 the Company sold 400 ounces of gold in the form of internationally redeemable gold certificates and a warrant to purchase to purchase 800,000 shares of common stock of the Company. The purchase price for the gold certificates and warrant is $340.000. The warrant sold in this transaction will expire on December 31, 2009.

Within the past three years we have issued the following securities not registered under the Securities Act by reason of the exemption afforded under Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in an "offshore transaction," as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER WHICH ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THAT EXPRESSED IN ANY FORWARD-LOOKING STATEMENT: (i) THE EXTREMELY COMPETITIVE CONDITIONS THAT CURRENTLY EXIST IN THE MARKET FOR COMPANIES SIMILAR TO THE COMPANY AND (ii) LACK OF RESOURCES TO MAINTAIN THE COMPANY'S GOOD STANDING STATUS AND REQUISITE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FOREGOING LIST SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THEIR EXPLANATORY NOTES INCLUDED AS PART OF THIS ANNUAL REPORT.

2007 OVERVIEW AND 2008 OUTLOOK

Summary
-------

During the year ending December 31, 2007, the Company concentrated its activities at the French Gulch project located in Northern California. At French Gulch, the Company continued work on the main decline and the Washington access in order to access the Washington and Lucky-7 veins. The Company continued commercial production during the entire year. The Company is continuing to upgrade its facilities as necessary. See "FRENCH GULCH NEVADA MINING CORP." section below for additional detail.

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

Unless the Company's anticipated production projects contain commercially viable sources of gold or silver and until such time as it achieves significant revenues from the sales of gold or silver, the Company will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significant and the Company cannot guarantee that it will be able to obtain the required working capital to continue current operations or bring any other mines into commercial production. As the Company proceeds with its production and exploration programs it will need to hire independent contractors as well as purchase or lease additional equipment.

During 2008, the Company plans to continue concentrating its activities at the French Gulch property focusing on production and development activities and implementing capital upgrades in accordance with the mine operating plan. Exploration activities will continue on the Corcoran Canyon property in accordance with the joint venture agreement with Silver Quest Resources Ltd., a Vancouver-based mineral exploration company. Currently there is minimal activity planed for the North Fork, Mission Mine, Antone Canyon, and Wenban Spring properties in 2008. If additional funding becomes available, the Company may do some exploration work at North Fork, Antone Canyon, Mission Mine and Wenban Spring.

The Company anticipates continuing to rely on debt and equity sales in order to finance operations until such time that sufficient revenue is generated from precious metal extraction that the Company is capable of supporting itself with internally generated cash flow. The issuance of additional shares will result in dilution to existing shareholders of the Company.

FRENCH GULCH NEVADA MINING CORP

Current status
--------------

During 2007, the Company continued commercial production. The new decline was advanced further towards the Lucky 7 and the Washington vein systems were accessed as well. Furthermore, a connection to the I-level was completed in late summer, allowing for a second way of egress and improved ventilation. Several new stopes were started and mined, both in the Washington and the Lucky 7 vein systems. New mining methods using slushers and overhand access were introduced, mainly in the narrower veins in the Washington system. Mining from the Robillard and 2630 levels was stopped. In mid-year, the crews were reduced in order to improve efficiency.

The Company continued to make improvements on the mill and installed a new crushing system.

During the year ending December 31, 2007, the Company spent approximately $5.5 million on exploration and development and $1.1 on mill improvements at French Gulch.

In November 2007, the company received an updated 43-101 compliant Technical Report with updated ore resources. This report was also published on the Company's website.

Subsequent and Future Work
--------------------------

Production continued in 2008. Furthermore, underground diamond drilling started to further identify additional ore zones and to test possible new ore extensions, mainly to the west of the known ore structures.

The Company is continuing to plan and prepare for production expansion.

Although the Company has proceeded into the commercial production phase, underground development will continue in an effort to open new stoping blocks in the current development area and to access the Niagara Mine to the northwest. The development program will be an ongoing activity to ensure that sufficient mining areas are available to provide ore to the mill on a continuous basis as well as to provide additional underground drill sites for further exploration

Other planned work in the mine will include the preparation of an underground equipment service and repair facility and an underground dry room for employees. These facilities will be built underground in order to reduce surface congestion as well as make it simpler to contain any possible pollutants within the mine. Engineering work has been completed for these facilities. The Company will also continue to expand the scope of its permits as operations increase.

The Company is presently negotiating with the Washington Niagara Mining Partnership an adjusted payment plan in addition to the original terms of the option agreement. As of March 31, 2008, the Company had paid a total of $878,916 to the partnership and owed $621,084.

NORTH FORK MINING CORP

Current status
--------------

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

The Company suspended activities at North Fork in February 2006 as a result of management's decision to concentrate manpower and equipment resources at French Gulch.

The Company is currently negotiating an amendment with the owners to the original terms of the option agreement.

Proposed Exploration
--------------------

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

After the completion of the decline rehabilitation, some underground development will be required to prepare one or more diamond drilling stations. This will include:

     o    Excavation and securing of the diamond drill station
     o    Excavation and securing underground explosives magazines
     o Installing transformers and cable from surface to the underground drill station
     o    Excavation and securing a refuge station.

Depending on the results of the early drilling program and the geological information gained from that activity, it may be necessary to advance an exploration drift into what is expected to be the hanging wall of the deposit. This will facilitate the drilling of a pattern of fanned holes back into the deposit from a more advantageous angle.

ANTONE CANYON MINING CORP

Current status and Proposed Exploration
---------------------------------------

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

Expenses totaled approximately $425 for the Antone Canyon property during 2007, primarily attributable to consulting, claim maintenance fees, and insurance.

The required option fee of $40,000 was paid in January 2008. And as of the date of this report all option payments have been paid and are in good standing.

CORCORAN CANYON MINING CORP

Current status and Proposed Exploration
---------------------------------------

The Company does not claim to have any ores or reserves whatsoever at this time on the Corcoran Canyon Property.

Currently, the Company has two reclamation bonds in place in the amount of $2,600 with the U.S. Forest Service and $6,700 with the Bureau of Land Management for financial assurances for completion of foreseeable reclamation related to surface exploration.

Expenses for the year ending December 31, 2007 totaled approximately $350 for the property, primarily attributable to claim maintenance fees, professional fees, and insurance.

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together "Silver Quest") entered into a joint venture exploration agreement for the property. The agreement provides for Silver Quest to acquire an initial 51% interest in the property by making cash payments of

$250,000, issuing 400,000 shares, and incurring $1,500,000 in exploration and development expenditures over a three year period. Silver Quest can increase its interest to 75%, by paying an additional $1.0 million, issuing an additional 500,000 shares, and incurring an additional $1.75 million (U.S.) in expenditures. As of December 31, 2007, Silver Quest had made all cash payments due to the Company and has issued the 200,000 common shares of Silver Quest to stay in compliance with all of the terms of the option agreement.

Silver Quest completed an exploration drilling program in 2006. The drilling program consisted of three widely spaced diamond drill holes totaling 1,388 meters that were drilled from previously permitted drill sites. The holes were successful in confirming and then extending previously known high-grade silver mineralization in CCD06-01 as well as discovering new zones of silver mineralization in holes CCD06-02 and CCD06-03.

In addition, the drilling discovered wide zones of significant gold mineralization in strongly silicified, sulfidic tuff breccias, which overlap the silver mineralization in CCD02-01. The potential for near-surface bulk-tonnage mining of these gold zones is still being evaluated.

Below are the results from the completed diamond-drilling program at the Corcoran Canyon silver-gold project, which consisted of three holes for a total of 1,388 meters.

Hole CCD06-01 was drilled at about a minus 48 degrees in a southeasterly direction to intercept the possible down-dip extension of the West Silver Reef zone. Drill results included:


>From        To                               Interval   Ag g/t      Au g/t     Ag oz/t    Au oz/t
m359.4      362.9                             3.5 m     411.0       0.27       11.99      0.008
Within a wider mineralized zone of:
m357.5      365.2                             7.6 m     196.7       0.16       5.74       0.005

Drill results from Hole CCD06-02 included the discovery of a new silver zone, which included:

>From     To                                  Interval   Ag g/t      Au g/t     Ag oz/t    Au oz/t
m148.4      150.6                            2.2 m      795.0       0.29       23.19      0.008

Hole CCD06-02 was drilled at minus 48 degrees in a northwesterly direction in an area with no previous drilling. The mineralization is hosted in a fault breccia zone in a quartz-eye, rhyolite lapilli tuff unit, with associated fault gouge, pyrite and sericite alteration.

Hole CCD06-02 also intersected another zone of significant silver mineralization hosted in a quartz-feldspar flow-dome unit with silica veining and pyrite stringers noted, including:

>From        To                               Interval   Ag g/t      Au g/t     Ag oz/t    Au oz/t
m305.7      308.9                            3.2 m      211.0       0.17       6.15       0.005

Hole CCD06-03, was drilled at minus 50 degrees in a southeasterly direction. This hole encountered several zones of anomalous silver mineralization including
3.2 meters of 25.9 g/t Ag and 0.24 g/t Au at a depth of 174.0 meters, and 3.0 meters of 69.2 g/t Ag at a depth 391.1 meters.

A qualified person, as defined by National Instrument 43-101, supervised the preparation of the technical information and verified the foregoing scientific and technical information by reviewing the underlying data.

WENBAN SPRING MINING CORP

Current status and Proposed Exploration
---------------------------------------

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

Expenses for the year ending December 31, 2007 totaled approximately $350 for the property, primarily attributable to purchase option payments, professional fees, and insurance.

The Company is planning to maintain the property for future exploration but does not have any significant plans for 2008 at this time.

The Company contracted Reliance Geological Services Inc. to conduct a Technical Report of the property according to Canadian Instrument 43-101, which has been published on the Company's website.

MISSION MINE PROJECT

Location and Background
-----------------------

The Mission Mine property consists of 26 unpatented lode claims which are located about 58 km southeast of Twenty-Nine Palms in Riverside Co., California. The Mission Mine was originally developed between 1890 and 1930 as part of the Dale Mining District and contributed to the 17,000 oz of gold produced during that time. The mine was reopened in 1981 when a production shaft was sunk to the 619 foot level and four working levels were developed along the vein for production. Underground channel sampling by TKM Corp, Asamera Minerals, USMX, and New Gold Corp. in the 1980's and 1990's indicated much of the Mission quartz-magnetite-specularite-pyrite vein contained between 0.25 oz/t and 2.0 oz/t Au. Recent surface sampling from the Mission vein and other surrounding veins has confirmed high gold contents from various quartz-magnetite veins in the district.

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

Current status and Proposed Exploration
---------------------------------------

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

Ground magnetometer surveys have been conducted over the most prominent veins exposed on the claim blocks and they have defined the structural zones controlling the veining. We performed metallurgical scoping tests to determine economically feasible processes for gold recovery. The results of these tests are being evaluated. Additional mapping and sampling of the various mines and veins found on the claims is planned in the future. The Company is also working on permitting for a core drilling program.

Expenses for the year ending December 31, 2007 totaled approximately $28,439 for the property, primarily attributable to purchase option payments, claim maintenance fees, consulting, and legal fees.

For 2008, the Company is currently in the process of permitting a Plan of Operations through the Barstow BLM.

The Company contracted Reliance Geological Services Inc. to conduct a Technical Report of the property according to Canadian Instrument 43-101, which has been published on the Company's website.

RESULTS OF OPERATIONS

REVENUES AND COST OF SALES FOR THE YEAR ENDING DECEMBER 31, 2007 VS. DECEMBER 31, 2006

The Company generated $804,190 in revenue for the year ending December 31, 2006. The Company was still in the exploration stage for the first three quarters of 2006. The Company remained in the exploration stage until the fourth quarter of the year ending December 31, 2006 when the Company transitioned into the production phase. At that time management concluded that substantial testing of the mining processes and equipment at the French Gulch mine had been completed and that the Company was now operating with the intent to extract and process known mineralized deposits in order to generate revenue. For the year ending December 31, 2007 the Company generated $3.5 million in revenue from the sales of precious metals. The revenue was offset with cost of sales of $5.9 million for a gross loss of $2.4 million.

EXPENSES FOR THE YEAR ENDING DECEMBER 31, 2007 VS. DECEMBER 31, 2006

The Company's total operating expenses were $11 million for the year ended December 31, 2007, a decrease of $2 million or 15% less than for the year ended December 31, 2006.

The decrease in operating expenses was primarily attributable to exploration and development activities. Exploration and development expenses totaled $5.5 million for 2007 as compared to $8.8 million in 2006, a decrease of $3.3 million or 38%. Most of this decrease is related to the increase in production-related activities at the French Gulch mine site compared to 2006 when a majority of activity was exploration and development-related. General and administrative expenses increased by $1.2 million, or 34%, due primarily to the increased level of support required by the activities at French Gulch. Other variances in operating expenses from last year include an increase in depreciation and accretion of $264,054 and a decrease in employee stock-based compensation of $322,421.

The increase in net non-operating expenses was primarily attributable to interest expense. Interest expense totaled $5.4 million for 2007 as compared to $1.0 million in 2006, an increase of $4.4 million. The increase in interest expense is mainly attributable to the issuances of convertible debt in the third and fourth quarters of 2006 and the first quarter of 2007. The increase in net non-operating expense included a net loss of $1.1 million resulting from interest income, gain on extinguishment of debt, loss on asset disposal, loss on forward sales and other non-operating income.

LIQUIDITY AND FINANCIAL CONDITION

CASH AND WORKING CAPITAL

The Company had a cash balance of $0 on December 31, 2007. For the year ending December 31, 2007, the Company had a net cash outflow of $146,509 which was made up of the following:

     o The Company used $8.6 million in operating activities. This operating cash outflow represents a net loss for the period of $20.1 million; reduced by $5.5 million of non-cash expenses; increased by a net increase in operating assets of $175,677; and reduced by an increase in operating liabilities of $5.8 million.
     o The Company had cash outflow in investment activities of $1.0 million, which represents $1.2 million used for the purchase of fixed assets offset by a $194,980 from the sale of assets and securities.
     o The Company had cash inflow from financing activities totaling $9.4 million from a net increase in debt of $4.4 million; a gross increase in equity of $5.2 million offset by offering costs of $197,525.

At December 31, 2007, the Company had a working capital deficit of $15.8 million. The decrease in working capital of $14.1 million from December 31, 2006 was due to an increase in current liabilities of $14 million and a decrease in current assets of $83,543. The increase in current liabilities is primarily attributable to increases in, short term note, forward gold sales accounts payable and accrued liabilities. Bullion River had an accumulated deficit of $44.3 million since inception and has a shareholder's deficit of $12.9 million. The Company has no contingencies or long-term agreements except for its commitments under the option agreements, premises, and leases.

On February 6, 2008, the Company issued a press release indicating that the net proceeds of a recent private placement of securities would be used by the Company for mine exploration and infrastructure upgrades at the mine facility in French Gulch. The proposed use of proceeds set forth in the February 6, 2006 press release was based upon our plans and business conditions at that time.

However, our management determined in its discretion to apply the net proceeds of that offering to pay down certain short and long term [overdue??] debt obligations of the Company that were a burden on the Company's operational and fiscal planning. Accordingly the Company has not made all of the mine exploration and infrastructure upgrades it intended to make at the time of the press release. [Did they make any??]

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

CRITICAL ACCOUNTING POLICIES

MINERAL PROPERTIES

The Company confines its exploration activities to areas from which gold and silver have been previously produced, or to properties that are contiguous to such areas and have demonstrated mineralization. The costs of acquiring options on the mineral claims and exploration and development costs will be expensed until established economically recoverable reserves are found, after which costs to develop the mineral claims will be capitalized and amortized on a unit-of-production basis. At this time it is unknown when established economically recoverable reserves will be found. Properties that do not have economically recoverable reserves will be abandoned.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's significant contractual obligations payable for the years ended December 31:

                                                2008          2009          2010          2011          2012       Thereafter
                                           ----------------------------------------------------------------------------------
Property option and purchase payments        $ 492,500     $ 342,500      $164,584      $ 43,500      $ 44,500      $ 13,500
Operating lease obligations
                                               101,918        26,987             -             -             -             -
Loan obligations
                                            12,843,099       250,000             -             -             -             -
Capital lease obligations - equipment
                                                57,093        19,339         8,145         6,902             -             -
Capital lease obligations - vehicles
                                                38,664        41,579        40,839         8,719             -             -
                                           ----------------------------------------------------------------------------------
Total commitments                          $13,633,274     $ 680,405     $ 213,568      $ 59,121      $ 44,500      $ 13,500
                                           ==================================================================================

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

The Company is operating the French Gulch Mine under environmental permits issued to prior operators and subsequently transferred to the Company. Because of the increased scope and size of our operation at the site, the waste discharge and mine reclamation plan need to be revised. New applications for these permits were filed in March of 2007. After reviewing the updated application for a waste discharge permit, the California Water Quality Control Board asked for revisions and expansion and asked us to split the application into two separate applications and resubmit the two applications by January 2, 2008. We have since then revised our practices after discussions with the Water Quality Control Board and have committed to re-submit the revised applications by April 15th, 2008.

We believe that we are substantially in compliance with all environmental permits required for the operation of the French Gulch Mine and will continue to expand and up-date our environmental permits to reflect the increased size and scope of our operations.

INFLATION

We do not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-KSB Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Bullion River Gold's exploration program, expenditures and financial results are forward-looking statements.

ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

The financial statements of Bullion River Gold Corp required to be filed with this 10-KSB Annual Report were prepared by management, and commence on the following page, together with the related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bullion River's principal independent accountant from December 1, 2003, to February 7, 2006, was Hall & Company, Certified Public Accountants Inc., 16410 Sand Canyon Avenue, Suite 100, Irvine, California, 92618. There were no disagreements with Hall & Company on accounting and financial disclosure. As of February 15, 2006, HJ & Associates have been retained as the Company's new independent auditors and have done the audit work for the December 31, 2005, December 31, 2006 and this December 31, 2007 10-KSB year end Annual Report in addition to the review work for the March 31, 2007, June 30, 2007 and September 30, 2007 10-QSB quarterly reports. See the Company's 8-K Current Report dated February 7, 2006, that was filed with the SEC on February 15, 2006, and which is incorporated herein by reference. See Part III, Item 13.

ITEM 8A.        CONTROL AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB and as of the end of the period of this annual report the Company's chief executive officer and chief financial officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were not effective such that information required to be disclosed by it in this report is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2007.

We have begun to take steps to mitigate this material weakness to the fullest extent possible. As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

ITEM 8AT.       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report.
 Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management, which consists primarily of Peter M. Kuhn, chief executive officer and chief accounting officer, who is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our sole executive and accounting officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include

     >> Inadequate Control environment that promotes effective internal control over financial reporting throughout the management structure
     >>   Lack of sufficient personnel in the finance department
     >>   Lack of accounting technical expertise in finance department
     >> Lack of formal accounting policies and procedures over many financial statement areas
     >>   Insufficient execution of controls throughout all processes
     >>   Lack of appropriate spreadsheet controls
     >> Lack of segregation of duties and appropriate review procedures throughout all accounting processes
     >>   Lack of formal review of access to financial software
     >> Inadequate controls surrounding the determination and calculation of accrued liabilities

     The combination of these material weaknesses resulted in an ineffective system of internal control at December 31, 2007.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the most recent quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Each director of the Company or its Subsidiaries holds office until (i) the next annual meeting of the shareholders, (ii) his or her successor has been elected and qualified, or (iii) the director resigns.

The Company's and its subsidiaries' management teams are listed below.

     COMPANY NAME         PETER M. KUHN              DR. JORG OTZEN
---------------------------------------------------------------------
Bullion River Gold        Director, CEO,                Director
Corp.                       President,
                            Treasurer,
                       Corporate Secretary
---------------------------------------------------------------------
Antone Canyon Mining      Director, CEO,                  n/a
Corp.                       President,
                            Treasurer,
                       Corporate Secretary
---------------------------------------------------------------------
Cimarron Mining Corp.     Director, CEO,                  n/a
                            President,
                            Treasurer,
                       Corporate Secretary
---------------------------------------------------------------------
Corcoran Canyon Mining    Director, CEO,                  n/a
Corp.                       President,
                            Treasurer,
                       Corporate Secretary
---------------------------------------------------------------------
French Gulch (Nevada)     Director, CEO,                  n/a
Mining Corp.                President
---------------------------------------------------------------------
North Fork Mining Corp.   Director, CEO,                  n/a
                            President,
                            Treasurer,
                       Corporate Secretary
---------------------------------------------------------------------
Wenban Spring Mining      Director, CEO,                  n/a
Corp.                       President,
                            Treasurer,
                       Corporate Secretary
---------------------------------------------------------------------

PETER M. KUHN - Mr. Kuhn (53) has been a director and the CEO of Bullion River Gold Corp. since December 2003. Mr. Kuhn has been the sole director and officer of each of the five subsidiaries since December 2003. Mr. Kuhn received a Masters of Engineering Degree (M.E.) from Technical University of Clausthal (Germany) in 1983 and has been an engineer since 1983. Mr. Kuhn has more than 28 years experience in the mineral exploration and mining industry. Since May 2001, Mr. Kuhn has worked as a mining consultant. From November 1999 to April 2001, Mr. Kuhn was the President of BLM Service Group providing management and supervisory services. From August 1987 and October 1999 Mr. Kuhn worked for Thyssen Mining Construction of Canada providing management services, supervision and was responsible for the direction of the company.

DR. ING JORG OTZEN - Dr. Otzen (47) is currently the Managing Partner and a director of Meteor AG, and has been since 2005. Meteor AG is an engineering company that specializes in coil winding machinery. From 1999 to 2005, Dr. Otzen was the Head of Financial Services, for Ascom-Group, where he was responsible for all the M&A activities of this telecom equipment group. Dr. Otzen received his Bachelor of Science degree equivalent (Vordiplom) in Mechanical Engineering from Aachen Institute of Technology in 1988. He received a Master of Science equivalent in Mechanical Engineering from the University of Wisconsin in 1991. He received his Doctorate in Mechanical Engineering from the Aachen Institute of Technology in 1993. Dr. Otzen received a Master of Business Administration from Harvard University in 1995.

(b)  IDENTIFY SIGNIFICANT EMPLOYEES

The Company has no significant employees other than Peter M. Kuhn.

(c)  FAMILY RELATIONSHIPS

There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

(d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

     o been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     o had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

     o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

     o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

All reports were filed with the SEC on a timely basis and the Company is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following: The Company failed to file a Form 3 (Initial Statement of Beneficial Ownership) for Dr. Otzen, director, at the time of his appointment on December 21, 2007. The Company filed this Form 3 on February 21, 2008. The Company was late in filing a Form 5 for Susan Jeffs. The Company filed this Form 5 on February 21, 2008.

(f)  AUDIT COMMITTEE FINANCIAL EXPERT

The Company has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company's limited operations and the financial expertise of senior staff and directors, management believes the services of a financial expert are not warranted.

(g)  IDENTIFICATION OF AUDIT COMMITTEE

The Company does not have a separately designated standing audit committee. Rather, the Company's entire board of directors performs the required functions of an audit committee. Peter Kuhn, and Dr. Otzen are the only directors of the Company and they perform audit committee functions. Dr. Otzen meets the independent requirements for an audit committee member. The audit function includes: (1) selection and oversight of the Company's independent accountant;
(2) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and advisors engaged by the audit function. The Company has adopted an audit committee charter. See
Exhibit 99.2 - Audit Committee Charter for more information, as referenced in
Part III, Item 13.

(h)  DISCLOSURE COMMITTEE AND CHARTER

Bullion River Gold has a disclosure committee and has adopted a disclosure committee charter. Bullion River Gold's disclosure committee comprises all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Bullion River Gold and the accuracy, completeness and timeliness of Bullion River Gold's financial reports. See Exhibit 99.3 - Disclosure Committee Charter for more information, as referenced in Part III,
Item 13.

(i)  CODE OF ETHICS

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO, CFO, and principal accountant. A copy of the Company's adopted code of ethics is attached to this annual report. See
Exhibit 99.1 - Code of Ethics for more information, as referenced in Part III,
Item 13. Also, the Company's code of ethics has been posted on its website at either www.bullionriver.com or www.bullionrivergold.com. The Company undertakes to provide any person with a copy of its code of ethics free of charge. Management believes Bullion River Gold's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10.         EXECUTIVE COMPENSATION.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer and our two most highly compensated executive officers who earned more than $100,000 in fiscal year 2007.

-----------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                            Non-qualified
                                                                              Deferred
                                                                 Non-Equity   Compen-    All other
 Name and principal                              Stock   Option   Incentive    sation     compen-
      position         Year    Salary    Bonus  Awards   Awards     Plan      Earnings    sation     Total
                                ($)      ($)     ($)     ($)(1)     ($)         ($)         ($)       ($)

        (a)             (b)     (c)       (d)    (e)       (f)      (g)         (h)         (i)       (j)
-----------------------------------------------------------------------------------------------------------
Peter M. Kuhn          2006   $120,000                  114,352
Chief Executive        2007   $150,000
Officer
Dec. 2003 - Present
-----------------------------------------------------------------------------------------------------------
Glenn Blachford        2006     96,000                  101,646
Vice President         2007   $ 96,000
Engineering
April 2004 - Feb 2008
-----------------------------------------------------------------------------------------------------------

(1) The fair value of option awards was determined using the Black-Scholes
Option Pricing Model, based on assumptions set out in Note 11 to the Consolidated Financial Statements.

Since the Company's inception, no stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

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

The Company and Centennial Development Company, a company of which Peter Kuhn owns a majority of the voting shares, verbally agreed that Mr. Kuhn would provide management services to Bullion River Gold for a management fee of $5,000 per month until April 15, 2004. At that time, the terms of the agreement were renegotiated to $7,500. Bullion River Gold was also obligated to reimburse
Centennial Development Company for any reasonable business related expenses.
Either party was able to terminate the agreement at anytime. The agreement did not provide for any specific compensation in the event of (1) resignation; (2) retirement; (3) other termination of the agreement; (4) a change of control of the Company; or (5) a change in Mr. Kuhn's responsibilities following a change in control. The agreement with Mr. Kuhn is no longer in effect and Mr. Kuhn is now an employed directly by the Company.

In late 2003, the Company and Glenn Blachford verbally agreed that Mr. Blachford would provide consulting services to prepare the underground rehabilitation and drilling program on the North Fork Property. Mr. Blachford was paid $6,000 per month through April 30, 2004, for providing the consulting services and was entitled to participate in any future stock option plans of the Company. On May
1, 2004, Mr. Blachford was hired as the V.P. of Engineering for the Company to provide engineering guidance to all of its properties. On February 29, 2008 Mr.
Blachford was laid off.

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

                                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

-------------------------------------------------------------------------------------------------------------------------
                           OPTION AWARDS                                                      STOCK AWARDS
-------------------------------------------------------------------------------- ----------------------------------------
                                                                                                                 Equity
                                                                                                                 incentive
                                                                                                                 plan
                                                                                                                 awards:
                                                                                                                 Market
                                                                                                      Equity     or
                                                                                                      incentive  payout
                                                                                            Market    plan       value
                                                                                  Number    value     awards:    of
                                                Equity                            of        of        number     unearned
                                                Incentive                         shares    shares    of         shares,
                                                Plan                              or        or        unearned   units
                                                Awards:                           units     units     shares,    or
                     Number of                  Number of                         of        of        units or   other
                     securities   Number of     Securities                        stock     stock     other      rights
                     underlying   securities    underlying                        that      that      rights     that
                     unexercised  underlying    unexercised Option                have      have      that       have
                     options      unexercised   unearned    exercise  Option      not       not       have not   not
                     (#)          options (#)   options     price     expiration  vested    vested    vested     vested
Name                 Exercisable  Unexercisable   (#)         ($)     date        (#)         ($)       (#)      ($)
-------------------------------------------------------------------------------- ----------------------------------------

Peter M. Kuhn         200,000        --           --       $0.50    12/20/2016     --        --        --         --
-------------------------------------------------------------------------------- ----------------------------------------

Glen Blachford        200,000        --           --       $0.50      5/29/08      --        --        --         --
-------------------------------------------------------------------------------- ----------------------------------------


There are no other employment agreements between the Company or the Subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provide for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of the Company, or from a change in a named executive officer's responsibilities following a change in control.

The Company currently provides health insurance for Peter M. Kuhn, but presently does not have pension, annuity, insurance, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no other personal benefits available to any employees.

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors for the fiscal year ended December 31, 2007:

                              DIRECTOR COMPENSATION

                                           Option      Other annual       All other
 Name and principal position     Year      Awards      compensation     compensation
--------------------------------------------------------------------------------------
                                              ($)            ($)              ($)
Susan Jeffs, Director (1)
August 2005 - Present            2007         --             --               --

Peter M. Kuhn
December 2003 - Present          2007         --             --               --

Dr. Ing. Jorg Otzen
December 2007 - Present          2007         --             --               --
_______________
(1)   Susan Jeffs was a member of the Board of Directors until her resignation on April 15, 2008.

Our directors are entitled to a fee of $500 per day for meetings that require personal attendance and are reimbursed for expenses incurred in connection with their attendance at meetings; however, no directors' fees were paid in 2006 or 2007.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (MORE THAN 5%)

                                                                       AMOUNT AND NATURE OF
  TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNER (1)         PERCENT OF CLASS
-----------------------------------------------------------------------------------------------------------------------------
common shares      Elton Participation Group                                15,639,454 (2)                16.59 (3)
                   c/o Morgan & Morgan Trust Corp. Ltd
                   Pasea Estate, Road Town
                   Tortola, BVI
-----------------------------------------------------------------------------------------------------------------------------
common shares      Peter M. Kuhn                                             1,215,000 (4)                 1.32 (5)
                   3500 Lakeside Court, Suite 200
                   Reno, Nevada  89509
common shares      Banque Pasche (Liechenstein) AG                          10,600,000 (6)                10.47 (7)
                   Austrasse 61
                   Vaduz, Austria FL-9490



Footnotes:
         (1) A person is deemed to be the beneficial owner of a security if such person has or shares power to vote or direct the voting of such security or the power to dispose or direct disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
         (2) The listed beneficial owner has rights to 12,933,334 common share warrants, but these warrants have a restriction preventing exercise if the beneficial owner owns greater than 4.99% of the outstanding common shares of the Company, this the beneficial owner is unable to exercise them at this time, and these warrants are not included in their beneficial ownership calculation. Includes 3,666,667 shares assuming conversion of common share warrants, and 3,666,667 shares assuming conversion of a convertible debenture held by beneficial owner.
         (3) Based on 90,583,219 common shares issued and outstanding as of April 10, 2008 and includes 3,666,667 shares assuming conversion of common share warrants, and 3,666,667 shares assuming conversion of a convertible debenture held by beneficial owner.
         (4) The listed beneficial owner includes 200,000 options to purchase common shares.
         (5) Based on 90,583,219 common shares issued and outstanding as of April 10, 2008 and includes 200,000 shares assuming exercise of option.
         (6) The listed beneficial owner includes 10,600,000 warrants to purchase common shares
         (7) Based on 90,583,219common shares issued and outstanding as of April
         10, 2008 and includes 10,600,000 shares assuming exercise of common share warrants.

(b) SECURITY OWNERSHIP OF MANAGEMENT

                                                                       AMOUNT AND NATURE OF
  TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNER(1)        PERCENT OF CLASS(4)
-----------------------------------------------------------------------------------------------------------------------------
common shares      Peter M. Kuhn                                            1,215,000 (2)                 1.32%
                   3500 Lakeside Ct, Suite 200
                   Reno, Nevada  89509
-----------------------------------------------------------------------------------------------------------------------------
common shares      Dr. Ing Jorg Otzen                                            nil                         0%
                   3500 Lakeside Ct, Suite 200
                   Reno, Nevada  89509
-----------------------------------------------------------------------------------------------------------------------------
common shares      Directors and Executive Officers (as a group)          1,215,000 (2)(3)                1.32%
-----------------------------------------------------------------------------------------------------------------------------

Footnotes:

     (1) A person is deemed to be the beneficial owner of a security if such person has or shares power to vote or direct the voting of such security or the power to dispose or direct disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.
     (2)  Includes options to purchase 200,000 shares of common stock.
     (3) Based on 90,583,219 common shares issued and outstanding as of April 10, 2008 and options noted in footnotes by beneficial owner.

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

On October 23, 2006, the Company received $75,000 from Susan Jeffs, a former Company board member, for her participation in a convertible debenture the Company completed November 8, 2006.

On January 18, 2007 the Company entered into 14% interest loan in the amount of $200,000 with Centennial Development Corp. This loan was paid in full on February 14, 2007.

On December 21, 2007, the Company received $75,000 from Susan Jeffs, a former Company board member, for her participation in a unit offering the Company completed on January 2, 2008.

(b)  TRANSACTIONS WITH PROMOTERS

Peter M. Kuhn is currently the only promoter of the Company. Mr. Kuhn has not received anything of value from the Company or its subsidiaries nor is Mr. Kuhn entitled to receive anything of value from the Company or its subsidiaries for services provided as a promoter of the Company or its subsidiaries.

ITEM 13.         EXHIBITS

                                 Exhibit Index.


   EXHIBIT        DESCRIPTION
   -------        -----------

       3.1 Articles of Incorporation filed as an Exhibit to Bullion River Gold's registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.

       3.2 Bylaws filed as an Exhibit to Bullion River Gold's registration statement on Form SB-2 filed on May 13, 2002, and incorporated herein by reference.

       3.3 Certificate of Amendment to Articles of Incorporation changing the Issuer's name to Bullion River Gold Corp. filed as an Exhibit to Bullion River Gold's registration statement on Form 10-KSB filed on April 14, 2004 and incorporated herein by reference.

       10.1 Assignment Agreement dated January 9, 2004 between Antone Canyon Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 28, 2004, and incorporated herein by reference.

       10.2 Assignment Agreement dated February 18, 2004 between Corcoran Canyon Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on March 2, 2004, and incorporated herein by reference.

       10.3 Assignment Agreement dated February 19, 2004 between Cimarron Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on March 3, 2004, and incorporated herein by reference.

       10.4 Assignment Agreement dated February 20, 2004 between Thomas Creek Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on March 8, 2004, and incorporated herein by reference.

       10.5 Assignment Agreement dated February 23, 2004 between North Fork Mining Corp. and Golden Spike Mining filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on March 9, 2004, and incorporated herein by reference.

       10.6 Exploration Agreement dated October 6, 2004 between French Gulch (Nevada) Mining Corp. and the Washington-Niagara Mining Partnership filed as an attached exhibit to Bullion River Gold's Form 10-QSB (Quarterly Report) filed on November 16, 2004, and incorporated herein by reference.

       10.7 Securities Purchase Agreements for nine shareholders with Exhibit A Registration Rights Agreements, Exhibit B Warrants and Exhibit B Ratchet Warrants filed as an attached exhibit to Bullion River Gold's SB-2/A filed on December 8, 2006 and incorporated herein by reference.

       10.8 Form of Securities Purchase Agreement for Reg. D Investors, filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on December 16, 2005, and incorporated herein by reference.

       10.9 Form of Securities Purchase Agreement for Reg. S Investors, filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on December 16, 2005, and incorporated herein by reference.

       10.10 Form of Registration Rights Agreement, filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on December 16, 2005, and incorporated herein by reference.

       10.11 Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement for Reg. D Investors, filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on December 16, 2005, and incorporated herein by reference.

       10.12 Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement for Reg. S Investors, filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on December 16, 2005, and incorporated herein by reference.

       10.13 Form of Regulation D 12% Unsecured Convertible Debenture filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on November 14, 2006, and incorporated herein by reference.

       10.14 Form of Regulation S 12% Unsecured Convertible Debenture filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on November 14, 2006, and incorporated herein by reference.

       10.15 Promissory Note filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on April 3, 2007, and incorporated herein by reference.

       10.16 Common Stock Purchase Warrant filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on April 3, 2007, and incorporated herein by reference.

       10.17 Registration Rights Agreement filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on April 3, 2007, and incorporated herein by reference.

       10.18 Form of Warrant filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 8, 2008, and incorporated herein by reference.

       10.19 Form of Unit Purchase Agreement filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 8, 2008, and incorporated herein by reference.

      23.1*        Consent of Independent Public Accounting Firm

       31* Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.1 Code of Ethics filed as an attached exhibit to Bullion River Gold's Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.

       99.2 Audit Committee Charter filed as an attached exhibit to Bullion River Gold's Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.

       99.3 Disclosure Committee Charter filed as an attached exhibit to Bullion River Gold's Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.

* Filed herewith.

ITEM 14.          PRINCIPAL ACCOUNTING FEES & SERVICES

(a)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal external accountant for the Company's audit of annual financial statements and for review of financial statements included in the Company's Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:


         2006 - $6,476   - Hall & Company, Certified Public Accountants Inc.
         2006 - $60,500 - HJ & Associates, LLC
         2007 - $76,500 - HJ & Associates, LLC

(b)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph were:

         2006 - $0 - HJ & Associates, LLC
         2007 - $0 - HJ & Associates, LLC

(c)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

         2006 - $2,950 - HJ & Associates, LLC
         2007 - $4,100 - HJ & Associates, LLC

(d)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

         2006 - $0 - HJ & Associates, LLC
         2007 - $0 - HJ & Associates, LLC

(e) The Company's pre-approval policies and procedures described in paragraph
(c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(f) The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was nil %.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized person.


                                        BULLION RIVER GOLD CORP.


                                        By:   /S/ PETER M. KUHN
                                              ----------------------------------
                                              Name: Peter M. Kuhn
                                              Title: President, Principal
                                              Executive Officer, Principal
                                              Financial Officer, Secretary, and
                                              Director
                                              Dated: April 15, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Bullion River and in the capacities and on the dates indicated have signed this report below.


          SIGNATURE                                         TITLE                                           DATE
          ---------                                         -----                                           ----

                                 President, Principal Executive Officer, Principal Financial           April 15, 2008
      /S/ PETER M. KUHN           Officer, Secretary, and a Member of the Board of Directors
-----------------------------


   /S/ DR. ING. JORG OTZEN                     Member of the Board of Directors                        April 15, 2008
-----------------------------


FINANCIAL STATEMENTS AND SCHEDULES


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bullion River Gold Corp.
Reno, Nevada

We have audited the consolidated balance sheets of Bullion River Gold Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bullion River Gold Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and comprehensive income (loss) and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Bullion River Gold Corp.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has incurred significant losses from operations since inception and has a deficit in working capital and shareholders' equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2008


                                            BULLION RIVER GOLD CORP.
                                           CONSOLIDATED BALANCE SHEETS
                                        AS AT DECEMBER 31, 2007 AND 2006
                                                                                    2007                2006
                                                                                ------------       ------------
                                                     ASSETS
Current Assets:
     Cash                                                                       $       --         $    146,509
     Inventory in process                                                            364,821            125,065
     Prepaids and other current assets                                               334,976            460,022
     Supplies inventory                                                               12,321             64,065
                                                                                ------------       ------------
         Total current assets                                                        712,118            795,661
                                                                                ------------       ------------

Property and equipment, net                                                        2,953,139          2,556,694
                                                                                ------------       ------------

Other assets:
     Available for sale securities                                                      --               63,000
     Deposits                                                                         69,946            289,177
     Restricted reclamation deposits                                                 167,081            170,709
                                                                                ------------       ------------
         Total other assets                                                          237,027            522,886

                                                                                ------------       ------------
TOTAL ASSETS                                                                    $  3,902,284       $  3,875,241
                                                                                ============       ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities                                   $  4,446,617       $  2,144,150
     Bank overdraft                                                                   35,477               --
     Customer deposits                                                                15,822               --
     Short term loans                                                              2,775,814               --
     Forward sales contracts                                                       3,456,337               --
     Current portion of convertible debt, net of discount                          5,023,047               --
     Current portion of capital lease obligations                                    195,757            226,608
     Interest payable on convertible debt                                            566,850            118,815
                                                                                ------------       ------------
         Total current liabilities                                                16,515,721          2,489,573
                                                                                ------------       ------------

Long term liabilities:
     Convertible debt, net of discount                                                67,944          2,187,348
     Capital lease obligations                                                       125,522            227,732
     Reclamation obligations                                                         115,127            109,101
                                                                                ------------       ------------
         Total long term liabilities                                                 308,593          2,524,181
                                                                                ------------       ------------

Total liabilities                                                                 16,824,314          5,013,754
                                                                                ------------       ------------

Shareholders' equity (deficit):
     Common stock; authorized 200,000,000 shares, $0.001 par value.
          Issued and outstanding 63,286,239 and 59,282,372 respectively               63,286             59,282
     Additional paid in capital                                                   28,799,981         22,836,794
     Shares subscribed                                                             2,549,000             15,244
     Other comprehensive income                                                         --               18,038
     Accumulated deficit                                                         (44,334,297)       (24,067,871)
                                                                                ------------       ------------
         Total shareholders' equity (deficit)                                    (12,922,030)        (1,138,513)
                                                                                ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $  3,902,284       $  3,875,241
                                                                                ============       ============

                  The accompanying notes are an integral part of these consolidated financial statements.


                            BULLION RIVER GOLD CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006


                                                   2007                2006
                                               ------------        ------------
Revenues:
 Precious metal sales                          $  3,543,441        $    804,190
                                               ------------        ------------

Cost of goods sold:
 Direct production expenses                       5,985,171           2,310,484
                                               ------------        ------------

Gross loss                                       (2,441,730)         (1,506,294)
                                               ------------        ------------

Operating expenses:
 Exploration and development                      5,468,102           8,755,864
 General and administrative                       4,756,692           3,366,503
 Stock based compensation                           233,854             556,275
 Depreciation and accretion                         697,745             433,691
                                               ------------        ------------
    Total operating expenses                     11,156,393          13,112,333
                                               ------------        ------------

Loss from operations                            (13,598,123)        (14,618,627)
                                               ------------        ------------

Other income (expense):
 Interest income                                      4,144              20,861
 Interest expense                                (5,426,944)         (1,043,930)
 Loss on forward sales contracts                 (1,165,320)               --
 Gain on settlement of debt                          43,016                --
 Loss on asset disposal                            (147,733)             (3,399)
 Non-operating income                               129,614             117,942
 Other non-operating expenses                          --                (6,062)
                                               ------------        ------------
    Total other income (expense)                 (6,563,223)           (914,588)

                                               ------------        ------------
Net loss before income taxes                    (20,161,346)        (15,533,215)
 Income taxes                                          --                (3,857)
                                               ------------        ------------

Net loss                                        (20,161,346)        (15,537,072)

Other comprehensive income:
 Unrealized holding gains/(losses)                  (18,038)             18,038
                                               ------------        ------------

NET COMPREHENSIVE LOSS                         $(20,179,384)       $(15,519,034)
                                               ============        ============

Basic loss per share                           $      (0.32)       $      (0.29)
                                               ============        ============

Weighted average shares outstanding              62,537,059          53,483,241
                                               ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                                      BULLION RIVER GOLD CORP.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006


                                                                                                           Accumulated
                           Common Stock Issued                   Common Shares Subscribed                    Compre-
                        --------------------------  Additional  --------------------------                   hensive
                         Number of                   Paid in      Number of                   Accumulated    Income
                          Shares        Amount       Capital       Shares        Amount        Deficit       (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
   31, 2005              39,243,581   $    39,300  $  8,825,523     775,000   $    387,500  $  (8,530,799)  $       -  $    721,524

Common stock issued
   for cash at
   $0.50 per share       12,741,653        12,742     6,358,085           -              -              -           -     6,370,827

Common stock issued
   for cash at
   $0.75 per share        2,405,005         2,405     1,801,345           -              -              -           -     1,803,750

Common stock issued
   for shares
   subscribed at
   $0.50 per share          775,000           775       386,725    (775,000)      (387,500)             -           -             -
Common stock issued
   for services
   rendered at $0.50
   per share              1,302,386         1,301       649,891           -              -              -           -       651,192

Common stock issued
  for services
  rendered at $0.75
  per share                 850,667           851       637,149           -              -              -           -       638,000

Common stock issued
  related to anti-
  dilution clauses
  in prior offerings      1,924,627         1,925        (1,925)          -              -              -           -             -

Common stock issued
  for interest
  accrued on
  convertible debt           39,453            39        29,550           -              -              -           -        29,589

Warrants issued
  to satisfy
  finders' fee
  obligations                     -             -       371,234           -              -              -           -       371,234

Share issue costs
  incurred
  during the year
  ended December 31,
  2006                            -             -      (811,553)          -              -              -           -      (811,553)

Discount on
  convertible debt
  for detached
  warrants and
  intrinsic value of
  conversion benefit              -             -     4,034,439           -              -              -           -     4,034,439

Compensation
  expense for
  employee
  stock option plan               -             -       556,275           -              -              -           -       556,275

Adjustment to
  reconcile common
  stock amount with
  number of shares issued         -           (56)           56           -              -              -           -             -

Common stock
  subscribed for
  cash at $0.50 per
  share                           -             -             -      30,487         15,244              -           -        15,244

Net loss for the
  year ended
  December 31, 2006               -             -             -           -              -    (15,537,072)          -   (15,537,072)

Unrealized holding
  gains at
  December 31, 2006               -             -             -           -              -              -      18,038        18,038
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
  31, 2006               59,282,372   $    59,282  $ 22,836,794      30,487   $     15,244  $ (24,067,871)  $  18,038  $ (1,138,513)


                       The accompanying notes are an integral part of these consolidated financial statements.



(CONTINUED)

                                                                                                           Accumulated
                           Common Stock Issued                   Common Shares Subscribed                    Compre-
                        --------------------------  Additional  --------------------------                   hensive
                         Number of                   Paid in      Number of                   Accumulated    Income
                          Shares        Amount       Capital       Shares        Amount        Deficit       (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Common stock
  issued for cash
  and shares subscribed
  at $0.50 per share        335,487           335       167,409     (30,487)       (15,244)             -           -       152,500

Common stock issued
  for cash at $0.75
  per share               3,255,336         3,255     2,438,245           -              -              -           -     2,441,500

Common stock issued
  for cash at $1.00
  per share                  50,000            50        49,950           -              -              -           -        50,000

Common stock issued
  for interest accrued
  on convertible debt
  2006                      155,901           156       122,733           -              -              -           -       122,889

Common stock issued
  for interest accrued
  on convertible debt
  2007                      207,143           207       122,007           -              -              -           -       122,214

Discount on convertible
  debt for detached
  warrants and intrinsic
  value of conversion
  benefit                         -             -       425,043           -              -              -           -       425,043

Discount on short term
  debt for detached
  warrants and intrinsic
  value of conversion
  benefit                         -             -       640,797           -              -              -           -       640,797

Discount on forward gold
  sales for detached
  warrants                        -             -        44,374           -              -              -           -        44,374

Common stock subscribed
  for cash at $0.25
  per share                       -             -             -   6,426,000      1,606,500              -           -     1,606,500

Common stock subscribed
  for cash at $0.15
  per share                       -             -             -   6,283,333        942,500              -           -       942,500

Compensation expense
  for employee stock
  option plan                     -             -       233,854           -              -              -           -       233,854

Warrants issued to
  satisfy service
  agreements                      -             -        99,645           -              -              -           -        81,780

Warrants issued to
  satisfy finders'
  fee obligations                 -             -         4,048           -              -              -           -      (166,796)

Cash paid to
  satisfy finders'
  fee obligations                 -             -      (197,525)          -              -              -           -       (26,500)

Non-cash dividend
  due to warrant
  modification                    -             -       105,080           -              -       (105,080)          -             -

Realized holding gain             -             -             -           -              -              -     (18,038)      (18,038)

Increase in discount
  on convertible debt
  due to change in
  conversion price                -             -     1,707,527           -              -              -           -    (1,707,527)

Net loss for the year
  ended December 31, 2007         -             -             -           -              -    (20,161,346)          -   (20,161,346)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 2007               63,286,239   $    63,286  $ 28,799,981  12,709,333   $  2,549,000  $ (44,334,297)  $       -  $(12,922,030)
====================================================================================================================================

                       The accompanying notes are an integral part of these consolidated financial statements.


                            BULLION RIVER GOLD CORP.
                        CONSOLIDATED CASH FLOW STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                                   2007               2006
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                                    $(20,161,346)      $(15,537,072)

    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation expense                                          691,719            427,631
      Accretion expense                                               6,026              6,060
      Amortization related to convertible debt                    4,320,417            760,840
      Equity instruments issued for services and expenses           459,762          1,552,182
      Gain on settlement of debt                                    (27,180)              --
      Loss on sale of investment                                     87,020               --
      Net non-cash gain on investment valuation                     (72,000)           (39,993)
      Loss on sale of assets                                         60,713               --

    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Inventory in process                                         (239,756)          (125,065)
      Prepaids and other current assets                             125,008            (65,626)
      Supplies inventory                                             51,744              2,339
      Deposits                                                      222,859            (19,710)
    (Decrease) increase in:
      Accounts payable and accrued liabilities                    2,302,467          1,663,752
      Customer deposits                                              15,822               --
      Forward sales contract                                      2,906,337               --
      Interest on convertible debt                                  649,885            118,815
                                                               ------------       ------------
        Net cash used in operating activities                    (8,600,503)       (11,255,847)
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                                     (1,208,672)        (2,242,340)
    Sale of fixed assets                                            165,000               --
    Sale of investment securities                                    29,980               --
    Change in investment securities                                    --              (18,000)
                                                               ------------       ------------
        Net cash used in investing activities                    (1,013,692)        (2,260,340)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Bank overdraft                                                   35,477               --
    Loans from related parties                                         --              (13,453)
    Payments on capital leases                                     (238,266)              --
    Proceeds short term loans                                     3,370,000               --
    Payments on short term debt                                     (95,000)              --
    Proceeds from sale of convertible debt                        1,400,000          5,460,948
    Proceeds from sale of common shares                           5,193,000          8,189,821
    Offering costs                                                 (197,525)          (117,446)
    Change in unrealized holding gain                                  --               18,038
                                                               ------------       ------------
        Net cash received from financing activities               9,467,686         13,537,908
                                                               ------------       ------------

Increase (decrease) in cash                                        (146,509)            21,721

Cash, beginning of the period                                       146,509            124,788

                                                               ------------       ------------
CASH, END OF PERIOD                                            $       --         $    146,509
                                                               ============       ============

Cash paid for interest                                         $     52,571       $     60,747
                                                               ------------       ------------
Cash paid for taxes                                            $      1,600       $      3,057
                                                               ------------       ------------

    The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Company issued stock options to various employees, valued at $233,854 and $556,275 respectively, for the years ending December 31, 2007 and 2006. During the twelve months ended December 31, 2007, the Company issued converted $550,000 in short-term notes to forward gold sales. During the twelve months ended December 31, 2007 the Company issued warrants in connection with short-term notes, valued at $640,797. During the twelve months ended December 31, 2007 the Company issued warrants in connection with forward gold sales valued at $44,374. Company issued warrants in connection with convertible debentures, valued at $2,132,570 and $4,034,439 respectively, for the years ending December 31, 2007 and 2006. Company issued shares to satisfy interest due on convertible debentures, valued at $122,889 and $372,256 respectively, for the years ending December 31, 2007 and 2006. During the twelve months ended December 31, 2007 the Company issued a non-cash dividend due to warrant modification valued at $105,080.

                             BULLION RIVER GOLD CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


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

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of December 31, 2007 and 2006 there were 63,286,239 and 59,282,372 common shares issued and outstanding.

The Company was in the exploration stage through the third quarter ending September 30, 2006. In November 2006, the Company officially exited the exploration stage and became an operating mining company when the French Gulch mine completed its test mining phase and began production mining. The Company's first sale of gold from its production occurred in late October 2006.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash, and those short-term money market instruments that are readily convertible to cash with an original term of less than 90 days.

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and certificates of deposit held in U.S. banks that have deposit insurance thus limiting the amount of credit exposure.

During 2007, 100% of revenues consisted of sales to two companies.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At December 31, 2007, the Company had 1,344,278 options outstanding and 56,377,763 warrants outstanding. At December 31, 2006, the Company had 1,840,000 options outstanding and 39,854,666 warrants outstanding. As the Company has experienced net losses during the years ended December 31, 2007 and 2006, no common stock equivalents have been included in the diluted earnings per share calculation as the effect would be anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the current period represents unrealized holding gains associated with Company investments in available for sale securities accounted for in accordance with FASB Statement 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS
The Company will expense all operating costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the years ended December 31, 2007 and 2006.

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

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 1,344,278 and 1,840,000 options outstanding as of December 31, 2007 and 2006, respectively, which resulted in charges attributable to the period ended December 31, 2007 and 2006 in the amount of $233,854 and $556,275 respectively.

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


NOTE 3 - INVENTORIES

Inventories consist of the following as at December 31, 2007 and 2006:

                                                 2007          2006
                                             ------------- -------------
         Gold bullion                         $         -   $         -
         Precious metal in process                364,821       125,065
         Supplies                                  12,321        64,065
                                             ------------- -------------
         Total inventories                    $   377,142   $   189,130
                                             ============= =============

Metal-in-process inventory contained approximately 437.8 and 197 ounces of gold as of December 31, 2007 and 2006, respectively.


NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment as of December 31, 2007 and 2006:

                                                  2007                2006

         Mine equipment                        $ 3,240,205       $ 2,369,196
         Vehicles                                  251,744           224,158
         Office equipment                          192,008           160,258
         Buildings                                  65,287            61,911
                                               -----------       -----------
              Total fixed assets                 3,749,244         2,815,523
         Accumulated depreciation               (1,102,369)         (528,946)
                                               -----------       -----------
              Fixed assets, net                  2,646,875         2,286,577
         Property                                  110,203           110,203
         Capital in progress                       196,061           159,914
                                               -----------       -----------
              Property and equipment, net      $ 2,953,139       $ 2,556,694
                                               ===========       ===========

Depreciation expense for the years ended December 31, 2007 and 2006 was $691,719 and $427,631 respectively.

NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company's restricted reclamation deposits at December 31, 2006 and 2007:

------------------------ ------------------------------------------- ------------------ ------------- ------------- --------------
MINERAL PROPERTY         OBLIGEE (S)                                 INCEPTION DATE      2006 AMOUNT       CHANGES    2007 AMOUNT
------------------------ ------------------------------------------- ------------------ ------------- ------------- --------------
French Gulch             Bureau of Land Management                   June 2005              $ 11,500    $     -          $ 11,500
French Gulch             Shasta County                               December 2005            74,959        2,922          77,881
French Gulch             California Regional Water Control Board     December 2005            29,900          -            29,900
North Fork               US Forest Service                           March 2004               29,800          -            29,800
Antone Canyon            US Forest Service                           March 2005                3,300          -             3,300
Corcoran Canyon          USDAFS                                      April 2004                2,600          -             2,600
Corcoran Canyon          Bureau of Land Management                   April 2004                6,700          -             6,700
Wenban Spring            Bureau of Land Management                   March 2005                5,400          -             5,400
Painted Hills            Bureau of Land Management                   August 2004               6,550        (6,550)           -
------------------------ ------------------------------------------- ------------------ ------------- ------------- --------------
                                                                                           $ 170,709    $   (3,628)     $ 167,081
------------------------ ------------------------------------------- ------------------ ------------- ------------- --------------

NOTE 6 - INVESTMENTS

The Company's investments at December 31, 2007 and 2006 are summarized as follows:

         COMMON STOCK HOLDINGS                    2007          2006
                                              ------------- -------------
         Silver Quest Resources LTD.
         Fair value                           $        -        $ 63,000
         Cost                                 $        -          45,000
                                              ------------- -------------
         Unrealized holding gain              $        -        $ 18,000
                                              ============= =============

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

In July 2007 $550,000 of the short term notes were converted into forward gold sales.

The short term loan balances at December 31, 2007 and 2006 are summarized below:

                                                2007              2006
                                          --------------      -------------
         Short term loans                 $   2,820,000       $       -
         Fair value of detached warrants       (621,120)              -
         Discount amortization to date          621,120               -
         Principal payment                      (95,000)              -
         Accrued interest                        50,814               -
                                          ==============      =============
              Short term loans, net       $   2,775,814       $       -
                                          ==============      =============


NOTE 9 - CONVERTIBLE DEBT

The following is a summary of the Company's convertible debt outstanding for the years ending December 31, 2007 and 2006:

                                           2007                                        2006
                        -----------------------------------------    -----------------------------------------
                           Secured      Unsecured                      Secured       Unsecured
                         Debentures     Debentures       Total        Debentures     Debentures      Total
                        -----------    -----------    -----------    -----------    -----------    -----------
Convertible debt        $ 4,000,000    $ 2,860,948    $ 6,860,948    $ 2,600,000    $ 2,860,948    $ 5,460,948
                        -----------------------------------------    -----------------------------------------
Discount:
Relative fair value
of detached warrants     (1,033,570)      (856,454)    (1,890,024)      (766,049)      (856,454)    (1,622,503)
Intrinsic value of
conversion benefit       (2,966,430)    (1,310,555)    (5,310,555)    (1,101,382)    (1,310,555)    (2,411,937)
Discount amortization
to date                   2,989,586      1,407,466      4,397,052        436,879        323,961        760,840
                        -----------------------------------------    -----------------------------------------
Net discount on
convertible debt         (1,010,414)      (759,543)    (1,769,957)    (1,430,552)    (1,843,048)    (3,273,600)
                        -----------------------------------------    -----------------------------------------
Convertible debt, net
of discount               2,989,586      2,101,405      5,090,991      1,169,448      1,017,900      2,187,348
                        -----------------------------------------    -----------------------------------------
Less current portion     (2,921,642)    (2,101,405)    (5,023,047)          --             --             --
                        -----------------------------------------    -----------------------------------------
Long term convertible
debt, net of discount   $    67,944    $      --      $    67,944    $ 1,169,448    $ 1,017,900    $ 2,187,348
                        =========================================    =========================================

The Company has issued two types of convertible debt instruments (debentures), secured and unsecured. The secured debentures are secured by the ownership of French Gulch Nevada Mining Corp and bear interest at a rate of 10% per annum, paid quarterly. Interest may be paid in cash or stock at a fixed price of $0.25 per share for the secured debentures. For the secured debenture, the decision of mode of payment is made by mutual consent of the Company and the holder or its assigns. The conversion price is adjusted for stock splits, stock dividends, and equity issuances by the Company. On July 18, 2007 the Company adjusted the conversion terms of the secured convertible debt and the strike price of the detached warrants from $0.75 to $0.25 and $0.33, respectively, due to a stock offering which caused the change per the debenture agreements. As a result of this modification the Company recognized an incremental increase to the discount on convertible debentures in the amount of $1,707,527. This increase is being amortized to interest expense over the remaining life of the debenture. The holders of the secured debentures agreed to waive the adjustment provision related to another equity offering on July 18, 2007 of $0.15 per common share.

The other debenture agreements are unsecured and bear interest at a rate of 12% per annum, paid quarterly. Interest may be paid in cash or stock at a fixed price of $0.75 per share. The control of settlement terms of interest for the unsecured debentures is held exclusively by the Company. The unsecured debentures have a maturity date of two years from the date of the agreement and may be converted into common stock at the option of the holder any time prior to maturity at a fixed price of $0.75 for the unsecured debentures. The conversion price is adjusted for stock splits, stock dividends, and equity issuances by the Company.

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

If settlement of all of the convertible debt were to have occurred on December 31, 2007 the Company would have paid up to $7,427,814 in cash or have issued up to 21,379,117 shares of common stock which would have had a market value of $4,275,823. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $7,962,654 in cash or issue up to 22,772,054 shares of common stock.


NOTE 10 - RECLAMATION OBLIGATIONS

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

The accretion of the reclamation obligation liability is included in operating expenses in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details as of December 31, 2007.

French Gulch
------------

In connection with the reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the operating plan for the French Gulch property. At an accretion rate of 6%, the Company has expensed $4,237 for the year ended December 31, 2007. The total reclamation obligation as of December 31, 2007 is $79,709.

North Fork
----------

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 as of December 31, 2005 for the North Fork property. At an accretion rate of 6%, the Company has expensed $1,788 for the year ended December 31, 2007. Total reclamation obligation as of December 31, 2007 is $35,417.

The following is a description of the changes to the Company's reclamation liability and expenses:

                                                              December 31,
         Estimated reclamation obligation:                  2007       2006
                                                          --------   --------
           French Gulch                                   $ 75,472   $ 71,200
           North Fork                                       33,629     31,841
                                                          --------   --------
             Reclamation obligation before accretion       109,101    103,041
                                                          --------   --------

         Changes in reclamation obligation for the year
           French Gulch accretion expense                    4,238      4,272
           North Fork accretion expense                      1,788      1,788
                                                          --------   --------
             Increase in reclamation obligation              6,036      6,060
                                                          --------   --------

         Total reclamation obligation                     $115,127   $109,101
                                                          ========   ========


NOTE 11 - STOCK OPTIONS AND WARRANTS

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. On February 28 and May 23, 2007 the Company issued 200,000 and 75,000 additional options, respectively. During the year ended December 31, 2007, 289,172 options expired due to voluntary termination of employees. For the year ending December 31, 2006, immediately vested options totaled 794,167. During the year ended December 31, 2007, an additional 479,175 options became vested for a total of 984,170. The remaining 165,970 will vest completely over periods of three to thirty-five months. All stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered.

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

At December 31, 2007, the Company had the following stock options outstanding:

                                                                 Weighted
                                                                  Average
                                                 Options      Exercise Price
                                            ----------------------------------
         Outstanding December 31, 2006              1,840,000        $   0.50

         Granted                                      275,000            0.70
         Canceled                                    (770,722)           0.57
         Exercised                                         -                -
                                            ----------------------------------
         Outstanding on December 31, 2007           1,344,278        $   0.50
                                            ==================================
         Exercisable on December 31, 2007           1,135,147        $   0.50
                                            ==================================


At December 31, 2007, the Company had the following warrants outstanding:

         Period of Issuance     Period of Expiration           Warrants
         ------------------     --------------------           --------
         1st quarter - 2005     1st quarter - 2008              984,222
         2nd quarter - 2005     2nd quarter - 2008            4,702,114
         4th quarter - 2005     4th quarter - 2008            1,500,000
         1st quarter - 2006     1st quarter - 2008           14,104,969
         2nd quarter - 2006     2nd quarter - 2008            5,155,671
         3rd quarter - 2006     3rd quarter - 2008            5,632,336
         4th quarter - 2006     3rd quarter - 2008              800,000
         4th quarter - 2006     4th quarter - 2008            3,015,839
         1st quarter - 2007     1st quarter - 2009            4,598,670
         2nd quarter - 2007     1st quarter - 2009              555,025
         2nd quarter - 2007     2nd quarter - 2009              500,000
         3rd  quarter -2007     3rd quarter - 2009            8,202,916
         4th quarter - 2007     4th quarter - 2009            6,626,001
                                                          -------------
         Total warrants outstanding                          56,377,763
                                                          =============

The following is a summary of the Company's stock warrants at December 31, 2007 and changes during the period:

                                                                 Weighted
                                                                  Average
                                                 Warrants      Exercise Price
                                            ----------------------------------
         Outstanding on December 31, 2006          39,854,666        $   0.82

         Granted                                   20,482,612            0.54
         Canceled                                  (2,599,028)           1.00
         Exercised                                 (1,360,487)           0.70
                                            ----------------------------------

         Outstanding on December 31, 2007          56,377,763        $   0.65
                                            ==================================

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


NOTE 12 - SIGNIFICANT EVENTS

The following is a summary of significant events related to the Company's properties that have transpired during the years ending December 31, 2006 and 2007.

FRENCH GULCH (NEVADA) MINING CORP.

On May 19, 2005, the Company exercised it option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property included in that agreement. Upon exercise of the option French Gulch gained all rights incident to ownership of real property allowed by law, including the right to develop and mine the property. The Company was in compliance with the terms of the option agreement as of December 31, 2005. The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of December 31, 2007, the Company had delayed its December 2007 option payment of $175,000.

The Company has staked 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. The Company has named these newly staked claims, along with the Washington -Niagara property, the "French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch. All claim maintenance fees and taxes were current as of December 31, 2006 and 2007.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust ("Stump") giving French Gulch the exclusive right to explore, develop, and mine the property. The property is located in Shasta County, California, adjacent to the French Gulch property, and consists of 1 patented lode mining claim ("Colorado Quartz Mine"). The option agreement is for an initial term of ten years and expires on July 21, 2015. The Company was in compliance with all terms of the purchase option as of December 31, 2006 and 2007.

On August 7, 2006, Bullion River Gold Corp entered into a secured convertible debenture agreement with Elton Participation Group. To secure the agreement the Company pledged 100% of its ownership, including all stock and assets, of French Gulch (Nevada) Mining Corp.

All claim maintenance fees and taxes for the property were current as of December 31, 2006 and 2007.

NORTH FORK MINING CORP.

The Company was in compliance with the terms of the option agreements with Mugwump Mining and Forest Mine as of December 31, 2005. The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of December 31, 2007, the Company had delayed its December 2007 option payments of $5,000 each.

All claim maintenance fees and taxes for the property were current as of December 31, 2006 and 2007.

ANTONE CANYON PROPERTY

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of December 31, 2006 and 2007.

All claim maintenance fees for the property were current as of December 31, 2006 and 2007.

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

On June 16, 2006 the Company and Silver Quest Resources LTD and Silver Quest Resources (US) LTD (together "Silver Quest") entered into a joint venture. Silver Quest was required to pay the Company $10,000 within five days of execution of the agreement. Within 60 days from the date of the agreement Silver Quest was to receive TSXV acceptance and at that time pay the Company $30,000 and 100,000 common shares of Silver Quest Resources LTD to keep the option in good standing.

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

At December 31, 2007, Silver Quest was in compliance with all of the terms of the option agreement with the Company.

All claim maintenance fees for the property were current as of December 31, 2006 and 2007.

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

On January 19, 2006, the Company entered into an option agreement with Senator Minerals "Senator", a Vancouver based mineral exploration company (TSX-V: SNR) for two properties, the Cortez South and the Gold Valley property, located in Lander County. These two properties are directly adjacent to the south of the Wenban Spring property. The Cortez South property consists of 30 mineral claims and the Gold Valley property consists of 24 mineral claims. The terms of the agreement include: $10,000 in cash for each property, which was paid on January 20, 2006 and 125,000 restricted shares of Bullion River common stock for each property which were issued on May 1, 2006. Bullion River is obliged to spend $150,000 in exploration including all maintenance fees over the next two years in order to obtain a 51 % ownership in the claims. By spending another $200,000, Bullion River can increase its ownership to 76 %. After that, the partners have to spend on a $350,000 to $110,000 basis (Bullion River to Senator) or get diluted accordingly. Once a partner has less than 10% ownership, it can elect a three percent NSR. The properties are so-called `grassroots' properties, no significant exploration has been done to this point.

All claim maintenance fees for the property were current as of December 31, 2007.

MISSION MINE

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation. The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company has made the following payments to TKM Corp.
              1. Non-refundable $10,000 payment on February 18, 2006 upon entering into the agreement.
              2. $40,000 on February 24, 2006 for the right to explore the property through August 31, 2006.
              3. $50,000 on September 1, 2006 for the right to explore the property from September 1, 2006 until September 1, 2009.

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

All claim maintenance fees and taxes for the property were current as of December 31, 2007.

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

NOTE 13 - CONTRACTUAL OBLIGATIONS/COMMITMENTS

The following is a summary of the Company's significant contractual obligations payable for the years ended December 31:

                                            2008          2009          2010          2011         2012       THEREAFTER
                                        -----------   -----------   -----------   -----------   -----------   -----------
Property option and purchase payments   $   492,500   $   342,500   $   164,584   $    43,500   $    44,500   $    13,500
Operating lease obligations                 101,918        26,987          --            --            --            --
Loan obligations                         12,843,099   $   250,000          --            --            --            --
Capital lease obligations - equipment        57,093        19,339         8,145         6,902          --            --
Capital lease obligations - vehicles         38,664        41,579        40,839         8,719          --            --
                                        -----------   -----------   -----------   -----------   -----------   -----------
Total commitments                       $13,633,274   $   680,405   $   213,568   $    59,121   $    44,500   $    13,500
                                        ===========   ===========   ===========   ===========   ===========   ===========

Total minimum lease payment under operating lease obligations is $128,905.

Leased assets under capital obligations, comprised of vehicles and mining equipment is as follows at December 31, 2007:

                                               2007        2006
                                            ---------    ---------
         Assets under capital leases
            Vehicles                        $ 168,016    $  83,965
            Mining equipment                  596,961      574,236
                                            ---------    ---------
                                              764,977      658,201
            Less accumulated amortization    (305,054)    (125,602)
                                            $ 459,923    $ 532,599
                                            =========    =========

The assets have been recorded under property and equipment, and are being amortized over the estimated lives of the assets leased. Amortization of assets leased of $179,453 & $117,258 for 2007 and 2006, respectively, is included in depreciation and amortization expense.


NOTE 14 - RELATED PARTY TRANSACTIONS

No member of management, executive officer or stockholder has had any direct or indirect interest in any transaction to which Bullion River or any of its subsidiaries was a party with the exception of the following:

During 2005, the Company borrowed a total of $760,000 from Centennial Development Co, a company that is controlled by Peter Kuhn, President of the Company. At December 31, 2005 the Company was indebted to Centennial Development Co. in the amount of $13,453. This balance was paid in the first quarter of 2006.

On October 23, 2006, the company received $75,000 from Susan Jeffs, a former company board member, for her participation in a convertible debenture the company completed November 8, 2006.

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

On January 23, and June 14, 2007 the Company issued 2,269 and 2,734 common shares, respectively, at $0.75 per share to Susan Jeffs, a former director of the Company, for interest owed on convertible debt.

On December 21, 2007, the Company received $75,000 from Susan Jeffs, a former Company board member, for her participation in a unit offering the Company completed on January 2, 2008.


NOTE 15 - FOREIGN EXCHANGE ADJUSTMENTS

There were no foreign exchange adjustments in regards to equity for the year ending December 31, 2007.

NOTE 16 -INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

                                              2007              2006
                                       ---------------- -----------------
         Deferred tax assets:
           Net operating loss carryover     10,784,007        $6,831,522
           Accrued Expenses                    755,106                --
           Forward Contracts                   377,393                --
         Deferred tax liabilities:
           Depreciation                       (660,845)         (238,386)
           Valuation allowance             (11,255,661)       (5,396,092)
                                       ---------------- -----------------
         Net deferred tax asset        $             -  $             -
                                       ================ =================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

                                           2007          2006
                                           ----          ----
         Book loss                     (7,862,925)   $(6,059,459)
         Stock compensation               179,307        605,351
         Exploration capitalization          --          716,162
         M & E                             18,973         48,238
         Loss on Disposal                 (43,648)          --
         Beneficial conversion          1,684,962        716,162
         Loss on Debt                      16,776           --
         Accretion                          2,350          2,363
         Penalties                         77,536         14,050
         Valuation allowance            5,926,669      3,957,133
                                      -----------    -----------
                                      $      --      $      --
                                      ===========    ===========

At December 31, 2007, the Company had net operating loss carryovers of approximately $27 million that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryovers for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryovers may be limited as to use in future years.

In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material impact on the Company's financial condition, results of operations, cash flows or net operating loss carry-forwards. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company is subject to audit by the IRS and various states for the prior 3 years

The Company's policy for recording interest and penalties associated with taxes is to recognize it as a component of income tax expense.


NOTE 17 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of December 31, 2007, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

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

NOTE 18 - SUBSEQUENT EVENTS

On January 2, 2008 the Company received $1,500,000 in cash related to subscriptions to purchase 10,000,000 restricted equity units at $0.15 per unit in a private offering. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for $0.25. The warrants sold under this offering expire two years from the initial date of the warrant.

On January 15, 2008 the Company issued 511,941 shares of common stock to satisfy interest payable on convertible debt and shares subscribed in 2007.

On January 16, 2008 the Company received $2,500,000 in cash related to subscriptions to purchase 10,000,000 restricted equity units at $0.25 per unit in a private offering. Each unit consists of one share of common stock and one warrant to purchase one common share for $0.45. The warrants sold under this offering expire two years from the initial date of the warrant.

On February 29, 2008 the Company sold 400 ounces of gold in the form of internationally redeemable gold certificates and a warrant to purchase to purchase 800,000 shares of common stock of the Company at $0.45 per share. The purchase price for the gold certificates and warrant was $340,000. The warrant sold in this transaction will expire on December 31, 2009.

On February 29, 2008 Mr. Blachford, VP of Engineering was laid off.

On March 18, 2008 the Company issued 746,706 shares of common stock to satisfy shares subscribed in 2007.

On April 15, 2008 Susan Jeffs resigned her position as board director of Bullion River Gold Corp.