Form 10KSB/A
period 2007-12-31
BULLION RIVER GOLD CORP
filed 2008-04-17
CIK 1168458

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

         See Part III, Item 13.

Transitional Small Business Issuer Format: Yes [  ]  No [X]

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2007, including the discussion of the business of Bullion River Gold Corp. ("BULLION RIVER", "BLRV", the "COMPANY", "we", "us", and "our".), management's discussion and analysis of financial condition and results of operations contain "forward-looking" statements within the meaning of United States federal securities laws. Certain information contained or incorporated by reference in this Amendment to the Annual Report, including the information set forth as to the future financial or operating performance of Bullion River, constitutes "forward-looking statements". These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could", "contemplate", "target", "continue", "budget", "may", "schedule", and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about Bullion River's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

These forward-looking statements involve a number of risks and uncertainties, including, but not limited to, those discussed in these paragraphs. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Bullion Rivers' products and services; changes in business strategy; competitive factors; pricing pressures; changes in operating expenses; fluctuation in foreign currency exchange rates; inability to attract or retain key personnel; and other factors described in Bullion River's filings with the Securities and Exchange Commission. The results that Bullion River achieves may differ materially from any forward-looking statements due to these risks and uncertainties. The forward-looking statements in this Amendment No. 1 to the Form 10-KSB for the fiscal year ended December 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from this results expressed in or implied by the statements contained in this report.

As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. All forward-looking statements are made as of the date of filing of this Amendment No. 1 to the Form 10-KSB and Bullion River disclaims any duty to update any such forward-looking statements.

Bullion River may, from time to time, make oral forward-looking statements. Bullion River strongly advises that the above paragraphs and the risk factors described in the Annual Report filed with the Securities and Exchange Commission on April 15, 2008, and in Bullion River's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Bullion River to materially differ from those in the oral forward-looking statements. Bullion River disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

Bullion River Gold Corp. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "Amendment"), filed with the U.S. Securities and Exchange
Commission on April 15, 2008 (the "Original Filing"), to amend Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Original Filing contained typographical errors and editing comments in the "Liquidity and Financial Condition" paragraphs.

The other portions of the Original Filing are unaffected by the changes described above and have not been amended. This Amendment relates solely to Item 6 and specifically for the matters noted. All information in the Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. The filing of this Amendment to our Annual Report on Form 10-KSB shall not be deemed an admission that the Original Filing included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

However, our management determined in its discretion to apply the net proceeds of that offering to pay down certain short and long term debt obligations of the Company, some of which were overdue, and were a burden on the Company's operational and fiscal planning. Accordingly the Company has not made all of the mine exploration and infrastructure upgrades it intended to make at the time of the press release. Nonetheless, the Company is continuing to upgrade its facilities as necessary and will continue to make infrastructure upgrades in accordance with the mine operating plan.

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


                                        BULLION RIVER GOLD CORP.


                                        By:   /S/ PETER M. KUHN
                                              ----------------------------------
                                              Name: Peter M. Kuhn
                                              Title: President, Principal
                                              Executive Officer, Principal
                                              Financial Officer, Secretary, and
                                              Director
                                              Dated: April 16, 2008


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


          SIGNATURE                                         TITLE                                           DATE
          ---------                                         -----                                           ----

                                 President, Principal Executive Officer, Principal Financial           April 16, 2008
      /S/ PETER M. KUHN           Officer, Secretary, and a Member of the Board of Directors
-----------------------------


   /S/ DR. ING. JORG OTZEN                     Member of the Board of Directors                        April 16, 2008
-----------------------------