Form 10-Q
period 2008-03-31
BULLION RIVER GOLD CORP
filed 2008-05-20
CIK 1168458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

                          Commission File No. 333-85414

                            BULLION RIVER GOLD CORP.
             (Exact name of registrant as specified in its charter)

              NEVADA                                     98-0377992
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                         3500 Lakeside Court, Suite 200
                               Reno, Nevada 89509
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, including Area Code: (775) 324-4881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]               Accelerated filer [ ]

         Non-accelerated filer [ ]                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                                Yes [ ]   No [X]

Indicate the number of shares outstanding of each issuer's classed of common stock, as of the latest practicable date: 90,583,219 issued and outstanding as of May 16, 2008.

                            BULLION RIVER GOLD CORP.
                                TABLE OF CONTENTS
                        TO QUARTERLY REPORT ON FORM 10-Q
                         FOR PERIOD ENDED MARCH 31, 2008


PART I      FINANCIAL INFORMATION                                           PAGE
Item 1      Consolidated Financial Statements (Unaudited):                     3
            Consolidated Balance Sheets                                        4
            Consolidated Statements of Operations and Comprehensive
               Income (Loss)                                                   5
            Consolidated Statements of Cash Flows                              6
            Notes to the Consolidated Financial Statements                     7
Item 2      Management's Discussion and Analysis and Results of Operations    21
Item 4T     Controls and Procedures                                           24
PART II     OTHER INFORMATION                                                 25
Item 1      Legal Proceedings                                                 25
Item 1A     Risk Factors                                                      26
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds       27
Item 3      Defaults Upon Senior Securities                                   27
Item 4      Submission of Matters to a Vote of Security Holders               27
Item 5      Other Information                                                 27
Item 6      Exhibits                                                          28
Signatures                                                                    29
Certificates

ITEM 1.   FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                      BULLION RIVER GOLD CORP.
                                     CONSOLIDATED BALANCE SHEETS
                             AS AT MARCH 31, 2008 AND DECEMBER 31, 2007

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2008                2007
                                                                               ------------       ------------
                                                                                 (Unaudited)        (Audited)
                                               ASSETS
Current Assets:
     Cash                                                                      $     72,858       $         --
     Accounts receivable                                                            189,193                 --
     Inventory in process                                                           305,003            364,821
     Prepaids and other current assets                                              270,562            334,976
     Supplies inventory                                                              22,868             12,321
                                                                               ------------       ------------
         Total current assets                                                       860,484            712,118
                                                                               ------------       ------------

Property and equipment, net                                                       2,772,159          2,953,139
                                                                               ------------       ------------

Other assets:
     Deposits                                                                        62,259             69,946
     Restricted reclamation deposits                                                168,677            167,081
                                                                               ------------       ------------
         Total other assets                                                         230,936            237,027

                                                                               ------------       ------------
TOTAL ASSETS                                                                   $  3,863,579       $  3,902,284
                                                                               ============       ============

                               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities                                  $  3,947,586       $  4,446,617
     Bank overdraft                                                                      --             35,477
     Customer deposits                                                                   --             15,822
     Short term loans                                                             2,147,264          2,775,814
     Forward sales contracts                                                      3,589,296          3,456,337
     Current portion of convertible debt, net of discount                         5,624,216          5,023,047
     Current portion of capital lease obligations                                   167,548            195,757
     Interest payable on convertible debt                                           312,157            566,850
                                                                               ------------       ------------
         Total current liabilities                                               15,788,067         16,515,721
                                                                               ------------       ------------
Long term liabilities:

     Convertible debt, net of discount                                                   --             67,944
     Capital lease obligations                                                      104,281            125,522
     Reclamation obligations                                                        115,127            115,127
                                                                               ------------       ------------
         Total long term liabilities                                                219,408            308,593
                                                                               ------------       ------------

Total liabilities                                                                16,007,475         16,824,314
                                                                               ------------       ------------

Shareholders' deficit:
     Common stock; authorized 200,000,000 shares, $0.001 par value.
          Issued and outstanding 84,474,862 and 63,286,239, respectively.            84,475             63,286
     Additional paid in capital                                                  33,289,107         28,799,981
     Shares subscribed                                                            1,766,500          2,549,000
     Accumulated deficit                                                        (47,283,978)       (44,334,297)
                                                                               ------------       ------------
         Total shareholders' deficit                                            (12,143,896)       (12,922,030)

                                                                               ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $  3,863,579       $  3,902,284
                                                                               ============       ============

                  The accompanying notes are an integral part of these consolidated financial statements.



                            BULLION RIVER GOLD CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2008 AND 2007

                                                 THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                   2008                2007
                                               ------------        ------------
                                               (Unaudited)          (Unaudited)
Revenues:
   Precious metal sales                        $  1,087,934        $    352,610

Cost of goods sold:
   Direct production expenses                     1,232,278             708,235
                                               ------------        ------------

Gross loss                                         (144,344)           (355,625)
                                               ------------        ------------

Operating expenses:
   Exploration and development                      289,492           2,080,942
   General and administrative                     1,072,808           1,232,682

 Stock based compensation                            14,532              81,229
 Depreciation and accretion                         180,980             152,951
                                               ------------        ------------
      Total operating expenses                    1,557,812           3,547,804
                                               ------------        ------------

Loss from operations                             (1,702,156)         (3,903,429)
                                               ------------        ------------

Other income (expense):
   Interest income                                    1,599              17,375
   Interest expense                                (874,015)           (799,843)

   Loss on forward sales                           (612,274)                 --
   Gain/(Loss) on settlement of debt                237,165              (5,964)

   Non-operating income, net                             --               2,549
                                               ------------        ------------
      Total other income (expense)               (1,247,525)           (785,883)
                                               ------------        ------------

Net loss before income taxes                     (2,949,681)         (4,689,312)

   Income taxes                                          --                  --
                                               ------------        ------------

Net loss                                         (2,949,681)         (4,689,312)

Other comprehensive income (loss):

   Unrealized holding loss                               --             (14,019)
                                               ------------        ------------

NET COMPREHENSIVE LOSS                         $ (2,949,681)       $ (4,703,331)
                                               ============        ============


Basic and diluted loss per share               $      (0.04)       $      (0.08)
                                               ============        ============


Weighted average shares outstanding              80,225,820          60,418,216
                                               ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                 BULLION RIVER GOLD CORP.
                             CONSOLIDATED CASH FLOW STATEMENTS
                     FOR THE THREE MONTHS ENDING MARCH, 2008 AND 2007


                                                                THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                 2008               2007
                                                               -----------       -----------
                                                               (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                                    $(2,949,681)      $(4,689,312)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation expense                                         180,980           151,468
      Accretion expense                                                 --             1,483
      Amortization related to debt discounts                       547,657           550,747
      Equity instruments issued for services and expenses          565,153           206,753
      (Gain)/Loss on settlement of debt                           (237,165)            5,963

    Changes in operating assets and liabilities:
    (Increase) decrease in:
        Accounts receivable and other receivable                  (189,193)               --
      Inventory in process                                          59,818          (683,584)
      Prepaids and other current assets                             64,414             3,195
      Supplies inventory                                           (10,547)           14,860
      Deposits                                                       6,091            99,791
    (Decrease) increase in:
      Accounts payable and accrued liabilities                    (415,240)          421,918
      Customer Deposits                                            (15,822)               --
      Forward sales contracts                                      548,222                --
      Interest payable on convertible debt                         261,769            38,432
                                                               -----------       -----------
        Net cash used in operating activities                   (1,583,544)       (3,878,286)
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                  --          (753,044)
                                                               -----------       -----------
        Net cash used in investing activities                           --          (753,044)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Bank overdraft                                                 (35,477)               --
    Payments on capital leases                                     (49,450)          (64,515)
    Proceeds from short term loans                                 250,000           750,000
    Payments on short term loans                                  (955,000)               --
    Proceeds from sale of convertible debt                              --         1,400,000
    Proceeds from sale of common shares                          2,760,000         2,644,000
    Offering costs                                                (313,671)         (171,025)
                                                               -----------       -----------
        Net cash received from financing activities              1,656,402         4,558,460
                                                               -----------       -----------

Increase (decrease) in cash                                         72,858           (72,870)
Cash, beginning of the period                                           --           146,509
                                                               -----------       -----------
CASH, END OF PERIOD                                            $    72,858       $    73,639
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                     $    16,565       $    43,506
    Cash paid for income taxes                                 $        --       $        --

NON-CASH FINANCING ACTIVITIES
    Non-cash dividend issued to select warrant holders         $        --       $   105,080

                   The accompanying notes are an integral part of these
                            consolidated financial statements.


                                            6

                             BULLION RIVER GOLD CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of March 31, 2008 there were 84,474,862 common shares issued and outstanding.

The Company was in the exploration stage through the third quarter ending September 30, 2006. In November 2006, the Company entered the development stage when the French Gulch mine completed its test mining phase and began producing gold. The Company's first sale of gold from its production occurred in late October 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"), and contain all adjustments which, in the opinion of management, are necessary for fair presentation of the interim financial information.

Certain balances in the 2007 consolidated financial statements have been reclassified to conform to the 2008 consolidated financial statement presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

PRODUCTION AND DEVELOPMENT COST ACCOUNTING
Production costs are direct costs associated with the extraction and processing of ore grade material in order to produce sellable precious metals and are used to compute inventory valuation and cost of sales expense. Development costs are all costs associated with the advancement and support of the mine operating infrastructure and are expensed in the period incurred due to insufficient exploration and development of the French Gulch mine allowing a proven and probable reserve.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share would reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At March 31, 2008, the Company had 905,000 options outstanding and 56,171,905 warrants outstanding. At March 31, 2007, the Company had 2,040,000 options outstanding and 43,092,849 warrants outstanding. As the Company has experienced net losses during the periods ended March 31, 2008 and 2007, no common stock equivalents have been included in the diluted earnings per share calculation as the effect would be anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the period ended March 31, 2007 represents unrealized holding losses associated with Company investments in available for sale securities accounted for in accordance with FASB Statement 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS
The Company will expense all operating costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the periods ended March 31, 2008 and 2007.

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

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 905,000 and 2,040,000 options outstanding as of March 31, 2008 and 2007, respectively, which resulted in charges attributable to the Three month period ended March 31, 2008 and 2007 in the amount of $14,532 and $81,229 respectively.

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


NOTE 3 - INVENTORIES

Inventories consist of the following as at March 31, 2008 and December 31, 2007:

                                                   MARCH 31,      DECEMBER 31,
                                                      2008            2007
                                                    --------        --------
           Gold bullion                             $     --        $     --
           Precious metal in process                 305,003         364,821
           Supplies                                   22,868          12,321
                                                    --------        --------
           Total inventories                        $327,871        $377,142
                                                    ========        ========

Metal-in-process inventory contained approximately 332 ounces of as of March 31, 2008 and 437.8 ounces as of December 31, 2007.


NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment as of March 31, 2008 and December 31, 2007:

                                                     MARCH 31,      DECEMBER 31,
                                                       2008            2007
                                                    -----------     -----------
           Mine equipment                           $ 3,240,205     $ 3,240,205
           Vehicles                                     251,744         251,744
           Office equipment                             192,008         192,008
           Buildings                                     65,287          65,287
                                                    -----------     -----------
                Total                                 3,749,244       3,749,244
           Accumulated depreciation                  (1,283,349)     (1,102,369)
                                                    -----------     -----------
                Net                                   2,465,895       2,646,875
           Land                                         110,203         110,203
           Construction in progress                     196,061         196,061
                                                    -----------     -----------
                Property and equipment, net         $ 2,772,159     $ 2,953,139
                                                    ===========     ===========

Depreciation expense for the periods ended March 31, 2008 and 2007 was $180,980 and $151,468 respectively.

NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company's restricted reclamation deposits at March 31, 2008 and December 31, 2007:

-------------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31,          MARCH 31,
MINERAL PROPERTY OBLIGEE (S)                             INCEPTION DATE     2007     CHANGES    2008
-------------------------------------------------------------------------------------------------------
French Gulch     Bureau of Land Management               June 2005      $    11,500  $     -  $ 11,500
French Gulch     Shasta County                           December 2005       77,881    1,596    79,477
French Gulch     California Regional Water Control Board December 2005       29,900        -    29,900
North Fork       US Forest Service                       March 2004          29,800        -    29,800
Antone Canyon    US Forest Service                       March 2005           3,300        -     3,300
Corcoran Canyon  USDAFS                                  April 2004           2,600        -     2,600
Corcoran Canyon  Bureau of Land Management               April 2004           6,700        -     6,700
Wenban Spring    Bureau of Land Management               March 2005           5,400        -     5,400
-------------------------------------------------------------------------------------------------------
                                                                        $   167,081  $     -  $168,677
=======================================================================================================

NOTE 6 - DERIVATIVE INSTRUMENTS

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

The Company has not designated its gold forward sales contracts entered into in 2008 as effective hedges. Accordingly the hedge accounting rules of SFAS No.133 are not being applied and the period-end mark-to-market of these contracts is immediately reflected on the income statement of the Company and the cumulative effect is reflected as an asset or liability on the balance sheet.


NOTE 7 - LOANS PAYABLE

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

In January 2008 the Company paid $735,000 in principal payments.

In February and March 2008 the company issued additional notes in the amount of $250,000 and repaid principal in the amount of $220,000 for a net increase of $30,000 in short term notes.

The short term loan balances at March 31, 2008 and December 31, 2007, are summarized below:

                                                 MARCH 31,          DECEMBER 31,
                                                   2008                 2007
                                                -----------         -----------
         Short term loans                         3,025,814         $ 2,820,000
         Fair value of detached warrants           (621,120)           (621,120)
         Discount amortization to date              621,120             621,120
         Principal Payments                        (955,000)            (95,000)
         Accrued interest                            76,450              50,814
                                                ===========         ===========
              Short term loans, net               2,147,264         $ 2,775,814
                                                ===========         ===========


NOTE 8 - CONVERTIBLE DEBT

The following is a summary of the Company's convertible debt outstanding for the period ending March 31, 2008 and December 31, 2007:

                                           MARCH 31, 2008                                       DECEMBER 31, 2007
                           -----------------------------------------------       -----------------------------------------------
                             Secured          Unsecured                            Secured          Unsecured
                            Debentures       Debentures           Total           Debentures       Debentures           Total
                           -----------       -----------       -----------       -----------       -----------       -----------
Convertible debt           $ 4,000,000       $ 2,860,948       $ 6,860,948       $ 4,000,000       $ 2,860,948       $ 6,860,948
                           -----------       -----------       -----------       -----------       -----------       -----------
Discount:
Relative fair value
of detached warrants        (1,033,570)         (856,454)       (1,890,024)       (1,033,570)         (856,454)       (1,890,024)
Intrinsic value of
conversion benefit          (2,966,430)       (1,310,555)       (4,276,985)       (2,966,430)       (1,310,555)       (4,276,985)
Discount amortization
to date                      3,251,935         1,678,342         4,930,277         2,989,586         1,407,466         4,397,052
                           -----------       -----------       -----------       -----------       -----------       -----------
Net discount on
convertible debt             (748,065)         (488,667)       (1,236,732)       (1,010,414)         (759,543)       (1,769,957)
                           -----------       -----------       -----------       -----------       -----------       -----------
Convertible debt, net        3,251,935         2,372,281         5,624,216         2,989,586         2,101,405         5,090,991
of discount
                           -----------       -----------       -----------       -----------       -----------       -----------
Less current portion         3,251,935         2,372,281         5,624,216        (2,921,642)       (2,101,405)       (5,023,047)
                           -----------       -----------       -----------       -----------       -----------       -----------
Long term convertible
debt, net of discount      $        --       $        --       $        --       $    67,944       $        --       $    67,944
                           ===========       ===========       ===========       ===========       ===========       ===========

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

If settlement of all of the convertible debt were to have occurred on March 31, 2008 the Company would have paid up to $7,173,122 in cash or have issued up to 20,821,853 shares of common stock which would have had a market value of $5,205,463. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $7,584,280 in cash or issue up to 21,953,370 shares of common stock.

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

The accretion of the reclamation obligation liability is recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details at March 31, 2008.

FRENCH GULCH

In connection with the reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the operating plan for the French Gulch property. The total reclamation obligation at March 31, 2008 is $71,200.

NORTH FORK

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 at December 31, 2005 for the North Fork property. Total reclamation obligation at March 31, 2008 is $31,841.

The following is a description of the changes to the Company's reclamation liability and expenses at March 31, 2008:

             Estimated reclamation obligation at December 31, 2007:
                French Gulch                                           $ 75,472
                North Fork                                               33,629
                                                                       --------
                   Reclamation obligation before 2008 accretion         109,101
                                                                       --------

             Changes in reclamation obligation for the
             Three month period ending March 31, 2008:
                French Gulch accretion expense                               --
                North Fork accretion expense                                 --
                                                                       --------
                   Increase in reclamation obligation                        --
                                                                       --------

             Total reclamation obligation at March 31, 2008            $109,101
                                                                       ========


NOTE 10 - STOCK OPTIONS AND WARRANTS

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. On February 28 and May 23, 2007 the Company issued 200,000 and 75,000 additional options, respectively. During the three months ending March 31, 2008, 439,278 options expired due to voluntary termination of employees. For the year ending December 31, 2007, immediately vested options totaled 794,722. During the three month period ending March 31, 2008, an additional 25,418 options became vested and 169,304 vested options were canceled for a total of 650,836. The remaining 101,664 will vest completely over periods of three to thirty-five months. All stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered.


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

At March 31, 2008, the Company had the following stock options outstanding:

                                                             Weighted
                                                             Average
                                                             Exercise
                                                Options       Price
                                               ----------    --------
         Outstanding December 31, 2007          1,344,278    $   0.50

         Granted                                       --          --
         Canceled                                (439,278)      (0.50)
         Exercised                                     --          --
                                               ----------    --------
         Outstanding on March 31, 2008            905,000    $   0.50
                                               ==========    ========
         Exercisable on March 31, 2008            650,836    $   0.50
                                               ==========    ========

At March 31, 2008, the Company had the following consolidated warrants outstanding:

         ---------------------------------------------------------------
         Period of Issuance     Period of Expiration     Total Warrants
         ---------------------------------------------------------------
         2nd quarter - 2005     2nd quarter - 2008            4,702,114
         4th quarter - 2005     4th quarter - 2008            1,500,000
         2nd quarter - 2006     2nd quarter - 2008            5,155,671
         3rd quarter - 2006     3rd quarter - 2008            5,632,336
         4th quarter - 2006     3rd quarter - 2008              800,000
         4th quarter - 2006     4th quarter - 2008            3,015,839
         1st quarter - 2007     1st quarter - 2009            4,598,670
         2nd quarter - 2007     1st quarter - 2009              555,025
         2nd quarter - 2007     2nd quarter - 2009              500,000
         3rd quarter - 2007     3rd quarter - 2009            8,202,916
         4th quarter - 2007     4th quarter - 2009            6,626,001
         1st quarter -2008      1st quarter - 2010           14,883,333
         ---------------------------------------------------------------
                              Total Warrants Outstanding     56,171,905
         ===============================================================


The following is a summary of the Company's stock warrants at March 31, 2008 and changes during the period:

                                                             Weighted
                                                             Average
                                                             Exercise
                                              Warrants        Price
                                             -----------     --------
         Outstanding on December 31, 2007     56,377,763     $   0.65

         Granted                              14,883,333         0.35

         Canceled/Expired                    (15,089,191)        0.75

         Exercised                                    --        --
                                             -----------     --------

         Outstanding on March 31, 2008        56,171,905     $   0.54
                                             ===========     ========

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

NOTE 11- SIGNIFICANT EVENTS

 The following is a summary of significant events related to the Company's properties that have transpired during the previous years, including the current period ended March 31, 2008.

FRENCH GULCH (NEVADA) MINING CORP.

On May 19, 2005, the Company exercised it option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property included in that agreement. Upon exercise of the option French Gulch gained all rights incident to ownership of real property allowed by law, including the right to develop and mine the property. The Company was in compliance with the terms of the option agreement as of December 31, 2005. The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of March 31, 2008, the Company had delayed its December 2007 option payment of $175,000.

The Company has staked 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. The Company has named these newly staked claims, along with the Washington -Niagara property, the "French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch. All claim maintenance fees and taxes were current as of March 31, 2008.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust ("Stump") giving French Gulch the exclusive right to explore, develop, and mine the property. The property is located in Shasta County, California, adjacent to the French Gulch property, and consists of 1 patented lode mining claim ("Colorado Quartz Mine"). The option agreement is for an initial term of ten years and expires on July 21, 2015. The Company was in compliance with all terms of the purchase option as of March 31, 2008.

On August 7, 2006, Bullion River Gold Corp entered into a secured convertible debenture agreement with Elton Participation Group. To secure the agreement the Company pledged 100% of its ownership, including all stock and assets, of French Gulch (Nevada) Mining Corp.

All claim maintenance fees and taxes for the property were current as of March 31, 2008.

NORTH FORK MINING CORP.

The Company was in compliance with the terms of the option agreements with Mugwump Mining and Forest Mine as of December 31, 2005. The Company has a verbal agreement with owners to delay payments under the original terms of the option agreement. As of March 31, 2008, the Company had delayed its December 2007 option payments of $5,000 each.

All claim maintenance fees and taxes for the property were current as of March 31, 2008.

ANTONE CANYON PROPERTY

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of March 31, 2008.

All claim maintenance fees for the property were current as of March 31, 2008.

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

At March 31, 2008, Silver Quest was in compliance with all of the terms of the option agreement with the Company.

All claim maintenance fees for the property were current as of March 31, 2008.

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

All claim maintenance fees for the property were current as of March 31, 2008.

MISSION MINE

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation (the "Agreement") . The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company was required to make certain payments under the Agreement. On May 2, 2008 the Company received a letter from TKM Corp. claiming that the Company did not make all required payments (as previously disclosed as being made by the Company) and because of the Company's failure to match an offer set forth in October 2007 the Agreement is null and void. Further, TKM Corp. demands that the Company refrain from referencing any ownership rights or options in the Mission Mine in its public filings. The Company will investigate the purported breach of the Agreement and determine what rights, if any, remain under the Agreement in favor of the Company.

NOTE 12 -INCOME TAXES

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

As part of the option agreement between North Fork and a company controlled by the former Bullion River president, North Fork granted a net smelter royalty of 1.5% on the 42 unpatented mineral claims to the former company president. No transactions have resulted from this agreement.

On January 18, 2007, the Company entered into an agreement with Centennial Development, Inc., a company controlled by the Company's former president, for a short term loan. The loan was for a principal balance of $200,000 with a stated annual interest rate of 14%. The principal and interest were repaid in full on February 15, 2007.

On January 23, and June 14, 2007 the Company issued 2,269 and 2,734 common shares, respectively, at $0.75 per share to Susan Jeffs, a former director of the Company, for interest owed on convertible debt.

On December 21, 2007, the Company received $75,000 from Susan Jeffs, a former Company board member, for her participation in a unit offering the Company completed on January 2, 2008.

On March 18, 2008 the Company issued 9,042 common shares at $0.75 per share to Susan Jeffs, a former director of the Company, for interest owed on convertible debt.


NOTE 14 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of March 31, 2008 the company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

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

NOTE 15 - SUBSEQUENT EVENTS

On March 24, 2008 the Company received a letter from the Internal Revenue Service stating that French Gulch (Nevada) Mining Corp. owes $221,626 in taxes, interest and penalties for the tax period ending December 31, 2007. On May 8, 2008, the Company received a letter from the IRS indicating that a 120 day extension on its payment was granted. During this time the Company will review the merits of this claim, determine whether the Company has reasonable cause to remove or reduce the assessed penalties, and if necessary, attempt to negotiate a settlement of any taxes owed.

Effective April 15, 2008, Susan Jeffs resigned as member of the board of directors of Bullion River Gold Corp. There were no disagreements between or among Ms. Jeffs and the Company or any officer or director of the Company.

On April 16, 2008, the Company and one of its subsidiaries, French Gulch Mining Corp., received a letter written on behalf of Stuart and Bianca Bennett and Northern California River Watch (collectively "Citizens") requesting that the Company waive service of process to accept a complaint which has been filed against the Company and French Gulch Mining Corp. for alleged violations of the Federal Resource Conservation and Recovery Act ("RCRA") 42 U.S.C. ss. 6901 et seq. at the Washington Mine site. To date, neither the Company nor French Gulch Mining Corp. has been served with the complaint, but the Citizens have filed their complaint seeking relief under the Federal Water Pollution Control Act (33 U.S.C. ss.1251) and under provisions of the the Resource Conservation and Recovery Act (42 U.S.C. ss.6901) for the Company's alleged contamination of soil and groundwater near the French Gulch Mine. If the Company is served with the complaint the Company will deny all claims and vigorously defend the action.

Effective April 21, 2008, Mr. Peter Kuhn resigned as president, principal executive officer, principal financial officer and secretary of the Company. Mr. Kuhn also resigned as the chairman of the board and as a director of the Company. Mr. Kuhn's resignation was not the result of any disagreement with or dispute over issues involving the management of the Company. Upon the resignation of the Mr. Kuhn, Mr. Tim Callaway was appointed as the chief executive officer, secretary and director of the Company effective May 6, 2008. Also, upon the resignation of the Mr. Kuhn, Dr. Rene Juchler was appointed as the principal financial officer and director of the Company effective May 6, 2008.

During April 2008 the Company issued 5,871,666 shares of common stock in fulfillment of subscriptions received prior to March 31, 2008.

On April 29, 2008 the Company received two letters from the Internal Revenue Service stating that French Gulch (Nevada) Mining Corp. owes $507,910 in taxes, interest and penalties for the tax period ending December 31, 2007. On May 8, 2008, the Company received a letter from the IRS indicating that a 120 day extension on its payment was granted. During this time the Company will review the merits of this claim, determine whether the Company has reasonable cause to remove or reduce the assessed penalties, and if necessary, attempt to negotiate a settlement of any taxes owed.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation (the "Agreement") . The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company was required to make certain payments under the Agreement. On May 2, 2008 the Company received a letter from TKM Corp. claiming that the Company did not make all required payments (as previously disclosed as being made by the Company) and because of the Company's failure to match an offer set forth in October 2007 the Agreement is null and void. Further, TKM Corp. demands that the Company refrain from referencing any ownership rights or options in the Mission Mine in its public filings. The Company will investigate the purported breach of the Agreement and determine what rights, if any, remain under the Agreement in favor of the Company.

As of May 7, 2008, the Company agreed to reduce the exercise price of certain outstanding warrants to purchase shares of its common stock (the "Repriced Warrants"). The Repriced Warrants, representing the right to purchase shares of common stock of the Company, had original exercise prices ranging from $0.40 to $0.75. The Company agreed to reduce the exercise prices of the warrants to $0.05. The Company received $570,000 from the exercise of the Repriced Warrants and issued 11,400,000 shares of common stock, $0.001 par value, to the Repriced Warrant holders. The shares issued upon the exercise of the Repriced Warrants are not subject to a current registration statement or any registration rights and were issued as restricted securities. The Repriced Warrant holders are accredited investors, and the Company relied on the exemption from registration under Regulation D, Section 506 of the Securities Act of 1933, as amended (the "Act") in issuing the shares.

On May 15, 2008, the Company closed on the sale of its common stock under a private placement agreement with two accredited investors whereby the Company sold an aggregate of 47,400,000 shares of the Company's common stock, $0.001 par value, at a price of $0.05 per share, for an aggregate purchase price of $2,370,000 (the "Financing"). The Financing was completed on May 15, 2008. The common stock was sold to two accredited investors, and the Company relied on the exemption from registration under Regulation D, Section 506 of the Act in issuing and selling the shares. There are no registration rights associated with the shares of common stock and the shares were issued as restricted securities.

The foregoing description of the private placement agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Private Placement Agreement, a copy of which is filed as Exhibit 10.5 to this current report on Form 8-K filed on May 16, 2008 and incorporated by reference herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

STATEMENTS INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER WHICH ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THAT EXPRESSED IN ANY FORWARD-LOOKING STATEMENT: (I) THE EXTREMELY COMPETITIVE CONDITIONS THAT CURRENTLY EXIST IN THE MARKET FOR COMPANIES SIMILAR TO THE COMPANY AND (II) LACK OF RESOURCES TO MAINTAIN THE COMPANY'S GOOD STANDING STATUS AND REQUISITE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FOREGOING LIST SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THEIR EXPLANATORY NOTES INCLUDED AS PART OF THIS QUARTERLY REPORT.


FORWARD LOOKING STATEMENTS

The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. The Company may also make forward-looking statements in its press releases or other public shareholder communications. The Company's forward-looking statements are subject to risks and uncertainties and include information about its expectations and possible or assumed future results of operations. When the Company uses any of the words "believes", "expects", "anticipates", "estimates" or similar expressions, it is making forward-looking statements.

To the extent available, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company's inability to generate sufficient cash flow to meet its current liabilities, the inability of the Company to find suitable new acquisitions or the expense or difficulty of integrating such acquisitions with current Company operations, adverse results in any of the Company's material lawsuits, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to establish original equipment manufacturer agreements or strategic alliances and the other risks and uncertainties set forth in this report.

Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

COMPANY OVERVIEW

Bullion River Gold Corp. ("the Company") is a US based mining company in the development stage. While commercial production was announced at the French Gulch Mine by prior management the project has not achieved positive cash flow and significant capital investment in environmental permit expansion, mine exploration, development and equipment purchases will be necessary to determine the future economics of the French Gulch Mine.

During the quarter ending March 31, 2008 mining continued at the French Gulch Mine but at reduced rates due to financial constraints. On April 28,2008 over 26 employees were laid off leaving a total site crew of approximately 20 employees. An underground diamond drilling (core drilling) program was started during the quarter and some results are expected to be announced during the quarter ending June 30,2008. Recovered gold grades for the quarter ending March 31, 2008 were consistent with the prior quarter with March 2008 being our highest grade month to date at .82 ounces of gold recovered per ton processed. 999 fine ounces of gold were recovered during the quarter ending March 31, 2008. During the quarter ending March 31, 2008 the Company's other properties were primarily on care and maintenance with minimal work performed.

LOOKING FORWARD: There can be no assurance the Company can continue to acquire investment capital to continue operations. Based upon and subject to availability of capital, the Company intends to hire additional employees during the second quarter to work at the French Gulch Mine. With the same assumptions regarding the availability of capital, the Company intends to increase and extend the current underground core drilling program and increase underground mine development. The Company intends to re-evaluate all other exploration projects we currently have and consider the possibility of joint ventures or other means of development.

OTHER RISKS: There are additional significant risks which could affect the future of Bullion River Gold Corp. and the development of the French Gulch Mine including but not limited to:

         ENVIRONMENTAL PERMITS: While the Company believes it is substantially in compliance with its major environmental permits the following permits need to be acquired, revised, or expanded:

              1. NPDES Permits, in process of acquiring. Allows direct discharge of clean water.
              2. Title 27 waste to land permits, in process of making application to California Water Quality.
              3. Air Quality Permit, in process of determining if we need this permit and if so applying for one.
              4. Reclamation Plan, need to update to reflect increased level of activity at site. It is possible that Shasta Co. may require an environmental Impact Report prior to approving revised Reclamation Plan. Because of continuously changing state and federal environmental laws reclamation costs could be materially understated.

         There is no assurance these permits will be issued or revised which could have a material adverse effect on operations at the French Gulch Mine.

         LEGAL PROCEEDINGS: In additional to other matters disclosed under Item 1 Legal Proceeding herein the Company believes that there may be other creditors who have or are in the process of obtaining default judgments against the Company for money owed.

         The Company is technically in default for the lack of payment on the North Fork Mine and French Gulch. On the North Fork and French Gulch the sellers have verbally extended the terms however there is no written agreement concerning the defaults and the sellers could proceed with their rights against the Company.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation (the "Agreement") . The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company was required to make certain payments under the Agreement. On May 2, 2008 the Company received a letter from TKM Corp. claiming that the Company did not make all required payments (as previously disclosed as being made by the Company) and because of the Company's failure to match an offer set forth in October 2007 the Agreement is null and void. Further, TKM Corp. demands that the Company refrain from referencing any ownership rights or options in the Mission Mine in its public filings. The Company will investigate the purported breach of the Agreement and determine what rights, if any, remain under the Agreement in favor of the Company.

The Company has settled and is in the process of settling labor payment disputes with past employees who reported under payment for overtime and other issues. The overall dollar amount of these settlements when and if made is not known at this time but could be significant.

FORWARD GOLD SALES: The Company has not delivered gold according to the terms of some of the forward gold sale agreements to which it is a party and may be noticed of defaults thereunder in the foreseeable future.

SHORT TERM LOANS: The Company may be in default under the repayment terms of some of its short term loan agreements with various parties.

SIGNIFICANT DECREASE IN MARKET PRICE OF THE STOCK: The average market price for the Company's stock has dropped significantly over the last three quarters which could cause the activation of Anti-Dilution clauses in some prior sales of securities. This in turn could require issuing a significant number of new shares which in turn could cause excessive dilution to existing shareholders.

SHORT TERM LACK OF MANAGEMENT: Because of a serious illness and subsequent surgery and recuperation period for Peter Kuhn, our former Executive officer and Chief accounting officer, the Company was without an active Chief Executive Officer or Chief Accounting Officer for a period of 8 weeks. During this time period legal notices, bills or default notices may not have been reviewed or recorded or advanced to legal counsel. This could cause delays in responding timely to legal notices, bills or default notices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 (Q1/08) vs. THREE MONTHS ENDED MARCH 31, 2007 (Q1/07)

During Q1/08 the Company generated $1.09 million in revenue from the sales of precious metals, an increase of $736K over the same period in 2007. The revenue was offset with cost of sales of $1.23 million for a gross loss of $144K. Gross loss for the period is $211K favorable as compared to the same period in 2007.

The Company's total operating expenses were $1.6 million for Q1/08, a favorable decrease of $1.99 million over the same period in 2007. The decrease in total expenses is comprised of a decrease in exploration and development expenses of $1.79 million, a decrease in general and administrative expenses of $0.16 million and a decrease in stock based compensation of $0.07 million. These decreases were partially offset by an increase in depreciation and accretion expenses of $0.03 million

Exploration and development expenses totaled $0.3 million for Q1/08 as compared to $2.08 million for the same period last year, a decrease of $1.79 million or 86%.

The increase in net non-operating expenses of $0.46 million was primarily attributable to loss on forward sales of $0.48 million.

LIQUIDITY AND FINANCIAL CONDITION

CASH AND WORKING CAPITAL

The Company had a cash balance of $72,858 on March 31, 2008. For the three month period ending March 31, 2008, the Company had a net cash inflow of $72,858 which was made up of the following:

         o The Company used $1.58 million in operating activities. This operating cash outflow represents a net loss for the period of $2.95 million; reduced by $1.06 million of non-cash expenses; increased by a net increase in operating assets of $0.07 million; and reduced by an increase in operating liabilities of $0.38 million.
         o    The Company had no cash outflow in investment activities.
         o The Company had cash inflow from financing activities totaling $1.66 million from a net increase in equity of $2.76 million; a net increase in debt of $0.25 million; offset by payments on short term loans of $0.96 million, offering costs of $0.31 million, gross lease payments of $49,450 and decrease in bank overdraft of $35,477.

At March 31, 2008, the Company had a working capital deficit of $14.9 million. The increase in working capital of $0.88 million from December 31, 2007 was due to a decrease in current liabilities of $0.73 and an increase in current assets of $0.15 million. The decrease in current liabilities is primarily attributable to decreases in short term loans, accounts payable and accrued liabilities, and interest payable on convertible debt, partially offset by an increase in current portion of convertible debt. The Company has an accumulated deficit of $47.28 million since inception and has a shareholder's deficit of $12.14 million. The Company has no contingencies or long-term agreements except for its commitments under its option agreements, premises, and leases.

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


ITEM 4T.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our former chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is
(a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ADDITIONAL DISCLOSURE CONCERNING CONTROLS AND PROCEDURES.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or around December 3, 2007, Holt of California filed a complaint in Superior Court of California, County of Sacramento naming the Company, North Fork Mining Corp. ("North Fork"), and Peter M. Kuhn as defendants. The complaint alleges causes of action for breach of contract, open book account, goods rented and delivered, and quantum valebant. The allegations of all the causes of action are based on an alleged "Sale Charge Agreement," which the plaintiff alleges that Bullion River and North Fork used to rent certain equipment in 2006 and 2007 for which they have failed to make full payment. The complaint also alleges that Peter M. Kuhn executed a personal guarantee in 2004 by which he promised to be legally responsible for all sums and account balances due to plaintiff from Bullion River and North Fork, including collection charges and attorney's fees and costs. A sum of $137,855.90 is alleged to be past due, and the plaintiff also claims entitlement to certain additional sums for repossession of the equipment, and interest, for a total of $150,610.15. On or about February 6, 2008, the court may have entered a default in the case. It is the intention of new management to attempt to determine if a default had been entered and to work out a resolution regarding the matter directly with Holt of California or its counsel.

On April 16, 2008, the Company and one of its subsidiaries, French Gulch Mining Corp., received a letter written on behalf of Stuart and Bianca Bennett and Northern California River Watch (collectively "Citizens") requesting that the Company waive service of process to accept a complaint which has been filed against the Company and French Gulch Mining Corp. for alleged violations of the Federal Resource Conservation and Recovery Act ("RCRA") 42 U.S.C. ss. 6901 et seq. at the Washington Mine site. To date, neither the Company nor French Gulch Mining Corp. has been served with the complaint, but the Citizens have filed their complaint seeking relief under the Federal Water Pollution Control Act (33 U.S.C. ss.1251) and under provisions of the the Resource Conservation and Recovery Act (42 U.S.C. ss.6901) for the Company's alleged contamination of soil and groundwater near the French Gulch Mine. If the Company is served with the complaint the Company will deny all claims and vigorously defend the action.

On March 24, 2008 the Company received a letter from the Internal Revenue Service stating that French Gulch (Nevada) Mining Corp. owes $221,626 in taxes, interest and penalties for the tax period ending December 31, 2007. On May 8, 2008, the Company received a letter from the IRS indicating that a 120 day extension on its payment was granted. During this time the Company will review the merits of this claim, determine whether the Company has reasonable cause to remove or reduce the assessed penalties, and if necessary, attempt to negotiate a settlement of any taxes owed.

On April 29, 2008 the Company received two letters from the Internal Revenue Service stating that French Gulch (Nevada) Mining Corp. owes $507,910 in taxes, interest and penalties for the tax period ending December 31, 2007. On May 8, 2008, the Company received a letter from the IRS indicating that a 120 day extension on its payment was granted. During this time the Company will review the merits of this claim, determine whether the Company has reasonable cause to remove or reduce the assessed penalties, and if necessary, attempt to negotiate a settlement of any taxes owed.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation (the "Agreement") . The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company was required to make certain payments under the Agreement. On May 2, 2008 the Company received a letter from TKM Corp. claiming that the Company did not make all required payments (as previously disclosed as being made by the Company) and because of the Company's failure to match an offer set forth in October 2007 the Agreement is null and void. Further, TKM Corp. demands that the Company refrain from referencing any ownership rights or options in the Mission Mine in its public filings. The Company will investigate the purported breach of the Agreement and determine what rights, if any, remain under the Agreement in favor of the Company.

The Company has received information suggesting that I-5 Rentals or Dan Hagus ("I-5") may have filed a lawsuit against it for recovery of sums allegedly owed under an equipment lease. The Company has not been served with the alleged complaint and hence does not have a copy or know its contents in detail. However it understands I-5 alleges it is due approximately $265,000 under the lease. New management has initiated dialogue with counsel for I-5 to attempt to resolve the matter without litigation, and has been informed as of the date of this filing that the lawsuit will be dismissed without serving the Company, in exchange for a partial payment which has been made to I-5 and an agreement to pay the remaining balance on an agreed-upon schedule.

ITEM 1A. RISK FACTORS

 There are additional significant risks which could affect the future of Bullion River Gold Corp. and the development of the French Gulch Mine including but not limited to:

         ENVIRONMENTAL PERMITS: While the Company believes it is substantially in compliance with its major environmental permits the following permits need to be acquired, revised, or expanded:

         5. NPDES Permits, in process of acquiring. Allows direct discharge of clean water.
         6. Title 27 waste to land permits, in process of making application to California Water Quality.
         7. Air Quality Permit, in process of determining if we need this permit and if so applying for one.
         8. Reclamation Plan, need to update to reflect increased level of activity at site. It is possible that Shasta Co. may require an environmental Impact Report prior to approving revised Reclamation Plan. Because of continuously changing state and federal environmental laws reclamation costs could be materially understated.

         There is no assurance these permits will be issued or revised which could have a material adverse effect on operations at the French Gulch Mine.

         LEGAL PROCEEDINGS: In additional to other matters disclosed under Item 1 Legal Proceeding herein the Company believes that there may be other creditors who have or are in the process of obtaining default judgments against the Company for money owed.

The Company is technically in default for the lack of payment on the North Fork Mine, French Gulch and Mission Mine. On the North Fork and French Gulch the sellers have verbally extended the terms however there is no written agreement concerning the defaults and the sellers could proceed with their rights against the Company.

On February 18, 2006, the Company entered into an exploration agreement with an option to purchase the "Mission Mine" from TKM Corporation (the "Agreement") . The property consists of 26 unpatented lode mining claims situated in Riverside County, California. In order to maintain this agreement, the Company was required to make certain payments under the Agreement. On May 2, 2008 the Company received a letter from TKM Corp. claiming that the Company did not make all required payments (as previously disclosed as being made by the Company) and because of the Company's failure to match an offer set forth in October 2007 the Agreement is null and void. Further, TKM Corp. demands that the Company refrain from referencing any ownership rights or options in the Mission Mine in its public filings. The Company will investigate the purported breach of the Agreement and determine what rights, if any, remain under the Agreement in favor of the Company.

The Company has settled and is in the process of settling labor payment disputes with past employees who reported under payment for overtime and other issues. The overall dollar amount of these settlements when and if made is not known at this time but could be significant.

FORWARD GOLD SALES: The Company has not delivered gold according to the terms of some of the forward gold sale agreements to which it is a party and may be noticed of defaults thereunder in the foreseeable future.

SHORT TERM LOANS: The Company may be in default under the repayment terms of some of its short term loan agreements with various parties.

SIGNIFICANT DECREASE IN MARKET PRICE OF THE STOCK: The average market price for the Company's stock has dropped significantly over the last three quarters which could cause the activation of Anti-Dilution clauses in some prior sales of securities. This in turn could require issuing a significant number of new shares which in turn could cause excessive dilution to existing shareholders.

SHORT TERM LACK OF MANAGEMENT: Because of a serious illness and subsequent surgery and recuperation period for Peter Kuhn, our former Executive officer and Chief accounting officer, the Company was without an active Chief Executive Officer or Chief Accounting Officer for a period of 8 weeks. During this time period legal notices, bills or default notices may not have been reviewed or recorded or advanced to legal counsel. This could cause delays in responding timely to legal notices, bills or default notices.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") by reason of the exemption afforded under Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act, under Rule 506 insofar as: (1) the investor was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

During the quarter of the fiscal year covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

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

              10.1 Form of Warrant filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 8, 2008, and incorporated herein by reference.

              10.2 Form of Unit Purchase Agreement filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 8, 2008, and incorporated herein by reference.

              10.3 Form of Warrant filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 28, 2008, and incorporated herein by reference.

              10.4 Form of Unit Purchase Agreement filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 28, 2008, and incorporated herein by reference.

              10.5 Form of Unit Purchase Agreement filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on January 28, 2008, and incorporated herein by reference.

              31.1* Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2* Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 * Filed Herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         SIGNATURE                          TITLE                       DATE
         ---------                          -----                       ----

                            Chief Executive Officer, Secretary and
    /S/ TIM CALLAWAY           Member of the Board of Directors     May 20, 2008
-------------------------


                              Principal Financial Officer, and
/S/ DR. IUR. RENE JUCHLER     Member of the Board of Directors      May 20, 2008
-------------------------