Form 10-Q
period 2008-06-30
BULLION RIVER GOLD CORP
filed 2008-08-18
CIK 1168458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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

Indicate the number of shares outstanding of each issuer's classed of common stock, as of the latest practicable date: 153,888,801 issued and outstanding as of August 15, 2008.


                                        BULLION RIVER GOLD CORP.
                                            TABLE OF CONTENTS
                                    TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR PERIOD ENDED JUNE 30, 2008


PART I           FINANCIAL INFORMATION                                                               PAGE
Item 1           Consolidated Financial Statements:                                                   3
                 Consolidated Balance Sheets                                                          4
                 Consolidated Statements of Operations and Comprehensive Income (Loss)                5
                 Consolidated Statements of Cash Flows                                                6
                 Notes to the Consolidated Financial Statements                                       7
Item 2           Management's Discussion and Analysis and Results of Operations                       19
Item 4T           Controls and Procedures                                                             22
PART II          OTHER INFORMATION                                                                    24
Item 1           Legal Proceedings                                                                    24
Item 1A          Risk Factors                                                                         24
Item 2           Unregistered Sales of Equity Securities and Use of Proceeds                          25
Item 3           Defaults Upon Senior Securities                                                      26
Item 4           Submission of Matters to a Vote of Security Holders                                  26
Item 5           Other Information                                                                    26
Item 6           Exhibits                                                                             26
Signatures                                                                                            27
Certificates                                                                                          28

ITEM 1.   FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management, and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                            BULLION RIVER GOLD CORP.
                           CONSOLIDATED BALANCE SHEETS
                    AS AT JUNE 30, 2008 AND DECEMBER 31, 2007


                                                                                 JUNE 30,        DECEMBER 31,
                                                                                  2008              2007
                                                                               ------------      ------------
                                                                                (Unaudited)       (Audited)
                                     ASSETS
Current Assets:
     Cash                                                                      $    949,638      $         --
     Accounts receivable                                                            102,510                --
     Inventory in process                                                           235,758           364,821
     Prepaids and other current assets                                              243,372           334,976
     Supplies inventory                                                              21,450            12,321
                                                                               ------------      ------------
         Total current assets                                                     1,552,728           712,118
                                                                               ------------      ------------

Property and equipment, net                                                       2,582,572         2,953,139
                                                                               ------------      ------------

Other assets:
     Deposits                                                                        29,152            69,946
     Restricted reclamation deposits                                                169,114           167,081
                                                                               ------------      ------------
         Total other assets                                                         198,266           237,027

                                                                               ------------      ------------
TOTAL ASSETS                                                                   $  4,333,566      $  3,902,284
                                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                  $  3,207,418      $  4,446,617
     Bank overdraft                                                                      --            35,477
     Customer deposits                                                                   --            15,822
     Short term loans                                                             2,173,668         2,775,814
     Forward sales contracts                                                      2,566,301         3,456,337
     Current portion of convertible debt, net of discount                         6,299,971         5,023,047
     Current portion of capital lease obligations                                   131,667           195,757
     Interest payable on convertible debt                                           185,302           566,850
                                                                               ------------      ------------
         Total current liabilities                                               14,564,327        16,515,721
                                                                               ------------      ------------
Long term liabilities:
     Convertible debt, net of discount                                                   --            67,944
     Capital lease obligations                                                       86,005           125,522
     Reclamation obligations                                                        115,127           115,127
                                                                               ------------      ------------
         Total long term liabilities                                                201,132           308,593
                                                                               ------------      ------------

Total liabilities                                                                14,765,459        16,824,314
                                                                               ------------      ------------

Shareholders' deficit:
     Common stock; authorized 200,000,000 shares, $0.001 par value.
          Issued and outstanding 153,888,801 and 63,286,239, respectively.          153,689            63,286
     Additional paid in capital                                                  38,945,470        28,799,981
     Shares subscribed                                                              200,000         2,549,000
     Accumulated deficit                                                        (49,731,052)      (44,334,297)
                                                                               ------------      ------------
         Total shareholders' deficit                                            (10,431,893)      (12,922,030)

                                                                               ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $  4,333,566      $  3,902,284
                                                                               ============      ============


               The accompanying notes are an integral part of these consolidated financial statements.




                                          BULLION RIVER GOLD CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2008 AND 2007


                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                         -----------------------------      ------------------------------
                                            2008              2007              2008             2007
                                        ------------      ------------      ------------      ------------
                                         (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)
                                        ------------      ------------      ------------      ------------

Revenues:
 Precious metal sales                   $    748,969      $    922,533      $  1,836,903      $  1,275,143

Cost of goods sold:
 Direct production expenses                1,078,222         2,479,690         2,310,500         3,187,925
                                        ------------      ------------      ------------      ------------

Gross loss                                  (329,253)       (1,557,157)         (473,597)       (1,912,782)
                                        ------------      ------------      ------------      ------------

Operating expenses:
 Exploration and development                 457,915         1,575,115           752,253         3,656,057
 General and administrative                  725,658         1,799,826         1,793,620         3,032,508
 Stock based compensation                      5,003            68,866            19,535           150,095
 Depreciation and accretion                  168,564           169,291           349,544           322,242
                                        ------------      ------------      ------------      ------------
    Total operating expenses               1,357,140         3,613,098         2,914,952         7,160,902
                                        ------------      ------------      ------------      ------------

Loss from operations                      (1,686,393)       (5,170,255)       (3,388,549)       (9,073,684)
                                        ------------      ------------      ------------      ------------

Other income (expense):
 Interest income                                 438               278             2,037            17,653
 Interest expense                           (990,168)       (1,173,060)       (1,864,183)       (1,972,903)
 Loss on forward sales                       (49,413)         (226,223)         (661,687)         (226,223)
 Gain on settlement of debt                  949,286            33,143         1,186,451            27,180
 Loss on asset disposal                       (6,023)               --            (6,023)               --
 Non-operating income, net                        --           121,978                --           124,526
                                        ------------      ------------      ------------      ------------
    Total other income (expense)             (95,880)       (1,243,884)       (1,343,405)       (2,029,767)
                                        ------------      ------------      ------------      ------------

Net loss before income taxes              (1,782,273)       (6,414,139)       (4,731,954)      (11,103,451)
 Income taxes                                     --                --                --                --
                                        ------------      ------------      ------------      ------------

Net loss                                  (1,782,273)       (6,414,139)       (4,731,954)      (11,103,451)

Other comprehensive income:
 Unrealized holding loss                          --           (13,019)               --           (27,038)
                                        ------------      ------------      ------------      ------------

NET COMPREHENSIVE LOSS                  $ (1,782,273)     $ (6,427,158)     $ (4,731,954)     $(11,130,489)
                                        ============      ============      ============      ============

Basic and diluted loss per share        $      (0.02)     $      (0.10)     $      (0.05)     $      (0.18)
                                        ============      ============      ============      ============

Weighted average shares outstanding       96,961,734        63,117,793        93,927,043        61,775,462
                                        ============      ============      ============      ============

              The accompanying notes are an integral part of these consolidated financial statements.



                            BULLION RIVER GOLD CORP.
                        CONSOLIDATED CASH FLOW STATEMENTS
                  FOR THE SIX MONTHS ENDING JUNE, 2008 AND 2007


                                                                  SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                  2008              2007
                                                              ------------      ------------
                                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                                   $ (4,731,954)     $(11,103,451)

    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation expense                                         349,544           319,260
      Accretion expense                                                 --             2,982
      Amortization related to debt discounts                     1,223,412         1,468,581
      Equity instruments issued for services and expenses          570,155           492,813
      Gain on settlement of debt                                (1,186,451)          (27,180)
      Loss on disposal of assets                                     6,023                --
      Net non-cash gain                                                 --           (72,000)

    Changes in operating assets and liabilities:
    (Increase) decrease in:
        Accounts receivable and other receivable                  (102,510)               --
      Inventory in process                                         129,063          (580,035)
      Prepaids and other current assets                             91,604            26,695
      Supplies inventory                                            (9,129)           50,550
      Deposits                                                      38,761           167,784
    (Decrease) increase in:
      Accounts payable and accrued liabilities                  (1,045,018)        2,148,561
      Customer Deposits                                            (15,822)               --
      Forward sales contracts                                      591,223         1,790,631
      Interest payable on convertible debt                         518,492            63,397
                                                              ------------      ------------
        Net cash provided/(used) in operating activities        (3,572,607)       (5,251,412)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                  --        (1,179,875)
    Sale of fixed assets                                            15,000                --
                                                              ------------      ------------
        Net cash provided/(used) in investing activities            15,000        (1,179,875)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Bank overdraft                                                 (35,477)               --
    Payments on capital leases                                    (103,607)         (132,823)
    Proceeds from short term loans                                 385,000         2,550,000
    Payments on short term loans                                (1,135,000)               --
    Proceeds from sale of convertible debt                              --         1,400,000
    Proceeds from sale of common shares                          5,710,000         2,644,000
    Offering costs                                                (313,671)         (171,025)
                                                              ------------      ------------
        Net cash received from financing activities              4,507,245         6,290,152
                                                              ------------      ------------

Increase (decrease) in cash                                        949,638          (141,135)

Cash, beginning of the period                                           --           146,509
                                                              ------------      ------------
CASH, END OF PERIOD                                           $    949,638      $      5,374
                                                              ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                    $     23,684      $     67,994
    Cash paid for income taxes                                $         --      $         --


NON-CASH FINANCING ACTIVITIES
    Non-cash dividend issued to select warrant holders        $    664,801      $    105,080


    The accompanying notes are an integral part of these consolidated financial statements

                             BULLION RIVER GOLD CORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

Bullion River Gold Corp has an authorized capital of 200,000,000 common shares with a par value of $0.001. As of June 30, 2008 there were 153,888,801 common shares issued and outstanding.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share would reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. At June 30, 2008, the Company had 710,146 options outstanding and 33,263,867 warrants outstanding. At June 30, 2007, the Company had 2,052,500 options outstanding and 45,207,874 warrants outstanding. As the Company has experienced net losses during the periods ended June 30, 2008 and 2007, no common stock equivalents have been included in the diluted earnings per share calculation as the effect would be anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the period ended June 30, 2007 represents unrealized holding losses associated with Company investments in available for sale securities accounted for in accordance with FASB Statement 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS
The Company will expense all operating costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. No impairment of long-lived assets was recognized for the periods ended June 30, 2008 and 2007.

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

STOCK OPTIONS
In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had 710,146 and 2,052,500 options outstanding as of June 30, 2008 and 2007, respectively, which resulted in charges attributable to the six month period ended June 30, 2008 and 2007 in the amount of $19,535 and $150,095 respectively.

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

NOTE 3 - INVENTORIES

Inventories consist of the following as at June 30, 2008 and December 31, 2007:

                              JUNE 30,    DECEMBER 31,
                               2008          2007
                              --------     --------
Gold bullion                  $     --     $     --
Precious metal in process      235,758      364,821
Supplies                        21,450       12,321
                              --------     --------
Total inventories             $257,208     $377,142
                              ========     ========

Metal-in-process inventory contained approximately 254.9 ounces of as of June 30, 2008 and 437.8 ounces as of December 31, 2007.


NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment as of June 30, 2008 and December 31, 2007:

                                       JUNE 30,      DECEMBER 31,
                                        2008              2007
                                     -----------      -----------
Mine equipment                       $ 3,204,451      $ 3,240,205
Vehicles                                 251,744          251,744
Office equipment                         192,008          192,008
Buildings                                 65,287           65,287
                                     -----------      -----------
     Total                             3,713,490        3,749,244
Accumulated depreciation              (1,437,182)      (1,102,369)
                                     -----------      -----------
     Net                               2,276,308        2,646,875
Land                                     110,203          110,203
Construction in progress                 196,061          196,061
                                     -----------      -----------
     Property and equipment, net     $ 2,582,572      $ 2,953,139
                                     ===========      ===========


Depreciation expense for the periods ended June 30, 2008 and 2007 was $349,544 and $322,242 respectively.

NOTE 5 - RESTRICTED RECLAMATION DEPOSITS

The following is a summary of the Company's restricted reclamation deposits at June 30, 2008 and December 31, 2007:

----------------------------------------------------------------------------------------------------------------------------------
MINERAL PROPERTY           OBLIGEE (S)                               INCEPTION DATE             DECEMBER 31,    CHANGES   JUNE 30,
                                                                                                    2007                     2008
-----------------------------------------------------------------------------------------------------------------------------------
French Gulch              Bureau of Land Management                       June 2005              $ 11,500     $     --     $ 11,500
French Gulch              Shasta County                                   December 2005            77,881        2,033       79,914
French Gulch              California Regional Water Control Board         December 2005            29,900           --       29,900
North Fork                US Forest Service                               March 2004               29,800           --       29,800
Antone Canyon             US Forest Service                               March 2005                3,300           --        3,300
Corcoran Canyon           USDAFS                                          April 2004                2,600           --        2,600
Corcoran Canyon           Bureau of Land Management                       April 2004                6,700           --        6,700
Wenban Spring             Bureau of Land Management                       March 2005                5,400           --        5,400
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $167,081     $  2,033     $169,114
===================================================================================================================================

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

In June and July 2007, the Company issued an additional short term notes with a principal amount of $720,000. The principal amount bears an annual interest rate of fourteen percent (14.00%), and is due and payable on or before September 30, 2007. There is no penalty for prepayment of any amount. The note also includes one detached warrant to purchase one common share per two dollars ($2) of principal; each warrant has a life of two years and has an exercise price of $0.75. The principal balance of this note was paid in full in Q2/08.

In July 2007 $550,000 of the short term notes were converted into forward gold sales.

In January 2008 the Company paid $735,000 in principal payments.

In February and March 2008 the company issued additional notes in the amount of $250,000 and repaid principal in the amount of $220,000 for a net increase of $30,000 in short term notes.

In April, May and June 2008 the company issued additional notes in the amount of $135,000 and repaid principal in the amount of $180,000 for a net decrease of $45,000 in short term notes.

The short term loan balances at June 30, 2008 and December 31, 2007, are summarized below:

                                      JUNE 30,        DECEMBER 31,
                                        2008             2007
                                    -----------      -----------
Short term loans                    $ 3,160,814      $ 2,820,000
Fair value of detached warrants        (621,120)        (621,120)
Discount amortization to date           621,120          621,120
Principal Payments                   (1,135,000)         (95,000)
Accrued interest                        147,854           50,814
                                    ===========      ===========
     Short term loans, net          $ 2,173,668      $ 2,775,814
                                    ===========      ===========


NOTE 8 - CONVERTIBLE DEBT

The following is a summary of the Company's convertible debt outstanding for the period ending June 30, 2008 and December 31, 2007:


                                          JUNE 30, 2008                                 DECEMBER 31, 2007
                          ---------------------------------------------      ---------------------------------------------
                            Secured         Unsecured                         Secured          Unsecured
                           Debentures       Debentures         Total         Debentures       Debentures        Total
                          -----------      -----------      -----------      -----------      -----------      -----------

Relative fair value
 of detached warrants      (1,033,570)        (856,454)      (1,890,024)      (1,033,570)        (856,454)      (1,890,024)
Intrinsic value of
  conversion benefit       (2,966,430)      (1,310,555)      (4,276,985)      (2,966,430)      (1,310,555)      (4,276,985)
Discount
 amortization to date       3,656,814        1,949,218        5,606,032        2,989,586        1,407,466        4,397,052
                          -----------      -----------      -----------      -----------      -----------      -----------
Net discount on
convertible debt             (343,186)        (217,791)        (560,977)      (1,010,414)        (759,543)      (1,769,957)
                          -----------      -----------      -----------      -----------      -----------      -----------
Convertible debt, net
  of discount               3,656,814        2,643,157        6,299,971        2,989,586        2,101,405        5,090,991
Less current portion       (3,656,814)      (2,643,157)      (6,299,971)      (2,921,642)      (2,101,405)      (5,023,047)
                          -----------      -----------      -----------      -----------      -----------      -----------
Long term
  convertible debt,
   net of discount        $        --      $        --      $        --      $    67,944      $       --       $    67,944
                          ===========      ===========      ===========      ===========      ===========      ===========


The Company has issued two types of convertible debt instruments (debentures), secured and unsecured. The secured debentures are secured by the ownership of French Gulch Nevada Mining Corp and bear interest at a rate of 10% per annum, paid quarterly. Interest may be paid in cash or stock at a fixed price of $0.20 per share for the secured debentures. For the secured debenture, the decision of mode of payment is made by mutual consent of the Company and the holder or its assigns. The conversion price is adjusted for stock splits, stock dividends, and equity issuances by the Company. On July 18, 2007 the Company adjusted the conversion terms of the secured convertible debt and the strike price of the detached warrants from $0.75 to $0.25 and $0.33, respectively, due to a stock offering which caused the change per the debenture agreements. As a result of this modification the Company recognized an incremental increase to the discount on convertible debentures in the amount of $1,707,527. This increase is being amortized to interest expense over the remaining life of the debenture. The holders of the secured debentures agreed to waive the adjustment provision related to another equity offering on July 18, 2007 of $0.15 per common share.

On May 15, 2008 the Company adjusted the conversion terms of the secured convertible debt and the strike price of the detached warrants from $0.25 and $0.33 to $0.20 and $0.27 respectively, due to a stock offering which caused the change per the debenture agreements. This modification of terms did not require the Company to recognize an incremental increase to the discount on convertible debt since the Company has recognized a discount for the full amount of the secured convertible debt.

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

If settlement of all of the convertible debt were to have occurred on June 30, 2008 the Company would have paid up to $7,046,256 in cash or have issued up to 35,231,280 shares of common stock which would have had a market value of $3,170,815. Over the remaining life of the outstanding convertible debt the Company may pay for settlement up to $7,272,106 in cash or issue up to 36,360,530 shares of common stock.

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

The accretion of the reclamation obligation liability is recorded as a separate operating expense in the Company's statement of operations with a corresponding increase in the reclamation liability. Below are the reclamation obligation and accretion details at June 30, 2008.

FRENCH GULCH
------------

In connection with the reclamation permit obtained in December 2005, the Company estimated reclamation costs to be $71,200 based on the operating plan for the French Gulch property. The total reclamation obligation at June 30, 2008 is $79,710.

NORTH FORK
----------

The Company put the initial reclamation permit in place in March 2004 with a supplemental permit in May 2005 based on its updated operating plan. In connection with these permits, the Company estimated reclamation costs to be $31,841 at December 31, 2005 for the North Fork property. Total reclamation obligation at June 30, 2008 is $35,417.

The following is a description of the changes to the Company's reclamation liability and expenses at June 30, 2008:

Estimated reclamation obligation at December 31, 2007:
  French Gulch                                                 $ 79,710
  North Fork                                                     35,417
                                                               --------
    Reclamation obligation before 2008 accretion                115,127
                                                               --------

Changes in reclamation obligation for the six month period
 ending June 30, 2008:
  French Gulch accretion expense                                     --
  North Fork accretion expense                                       --
                                                               --------
    Increase in reclamation obligation                               --
                                                               --------

Total reclamation obligation at June 30, 2008                  $115,127
                                                               ========

NOTE 10 - STOCK OPTIONS AND WARRANTS

On December 20, 2006, the Company granted 1,840,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. On February 28 and May 23, 2007 the Company issued 200,000 and 75,000 additional options, respectively. During the six months ending June 30, 2008, 606,765 options expired due to voluntary termination of employees. For the year ending December 31, 2007, immediately vested options totaled 794,722. During the six month period ending June 30, 2008, an additional 34,169options became vested and 169,304 vested options were canceled for a total of 710,146. The remaining 27,367 will vest completely over periods of three to thirty-five months. All stock options have been issued under an equity compensation plan approved by the directors and the shareholders of the Company. These stock options are not yet registered.

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

At June 30, 2008, the Company had the following stock options outstanding:

                                                  Weighted
                                                  Average
                                   Options     Exercise Price
                                  ----------      --------
Outstanding December 31, 2007      1,344,278      $   0.50

Granted                                   --            --
Canceled                            (606,765)        (0.50)
Exercised                                 --
                                  ----------      --------
Outstanding on June 30, 2008         737,513      $   0.50
                                  ==========      ========
Exercisable on June 30, 2008         710,146      $   0.50
                                  ==========      ========


At June 30, 2008, the Company had the following consolidated warrants outstanding:

------------------------------------------------------------------------
Period of Issuance           Period of Expiration        Total Warrants
------------------------------------------------------------------------
4th quarter - 2005           4th quarter - 2008               1,500,000
3rd quarter - 2006           3rd quarter - 2008               5,565,669
4th quarter - 2006           3rd quarter - 2008                 800,000
4th quarter - 2006           4th quarter - 2008               1,965,838
1st quarter - 2007           1st quarter - 2009               2,630,335
1st quarter - 2007           3rd quarter - 2008                 548,334
2nd quarter - 2007           1st quarter - 2009                 305,025
3rd quarter - 2007           3rd quarter - 2009               4,390,332
4th quarter - 2007           4th quarter - 2009               6,675,001
1st quarter -2008            1st quarter - 2010               8,883,333
------------------------------------------------------------------------
                           Total Warrants Outstanding        33,263,867
========================================================================


The following is a summary of the Company's stock warrants at June 30, 2008 and changes during the period:

                                                      Weighted
                                                      Average
                                      Warrants     Exercise Price
                                     -----------      --------
Outstanding on December 31, 2007      56,377,763      $   0.65

Granted                               14,883,333          0.35
Canceled/Expired                     (30,397,229)         0.75
Exercised                             (7,600,000)         0.15
                                     -----------      --------

Outstanding on June 30, 2008          33,263,867      $   0.45
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

On May 5, 2007 and May 7, 2007, the Company amended the terms of five outstanding warrant agreements to purchase a total of 7,600,000 shares of common stock. The warrants were originally purchased in 2007 and 2008 as part of equity unit sales. The original exercise prices of $.75, $.45 and $.40 per share with various expiration dates were re-priced to $0.05 per share and were exercised in May, 2008. Due to this modification the Company recorded a non-cash dividend of $664,801. The Company estimated the fair value of the dividend by computing the difference between the original and amended warrant terms at the modification date using the Black-Scholes pricing model with the following assumptions: dividend yield is zero percent for both original and amended; expected volatility is 80.57%, 314.19%, 125.70%, 81.40% and 80.57%, respectively for both original and amended; and expected lives of 621, 2, 101, 606 and 619, respectively, for both original and amended.

NOTE 11- SIGNIFICANT EVENTS

 The following is a summary of significant events related to the Company's properties that have transpired during the previous years, including the current period ended June 30, 2008.

FRENCH GULCH (NEVADA) MINING CORP.

On May 19, 2005, the Company exercised it option with the Washington Niagara Mining Partnership to purchase the patented and unpatented mining claims, the mill, and other personal property included in that agreement. Upon exercise of the option French Gulch gained all rights incident to ownership of real property allowed by law, including the right to develop and mine the property. The Company was in compliance with the terms of the option agreement as of December 31, 2005. The Company has a verbal agreement with the Washington Niagara Mining Partnership to delay payments under the original terms of the option agreement. As of June 30, 2008, the Company had delayed its December 2007 option payment of $175,000.

The Company has staked 66 (sixty-six) unpatented claims in the French Gulch district to properly secure and encompass areas of known gold mineralization. The Company has named these newly staked claims, along with the Washington -Niagara property, the "French Gulch" properties. The 66 claims staked by French Gulch are 100%-owned by French Gulch. All claim maintenance fees and taxes were current as of June 30, 2008.

On August 31, 2005, the Company entered an agreement with the Stump Family Trust ("Stump") giving French Gulch the exclusive right to explore, develop, and mine the property. The property is located in Shasta County, California, adjacent to the French Gulch property, and consists of 1 patented lode mining claim

("Colorado Quartz Mine"). The option agreement is for an initial term of ten years and expires on July 21, 2015. The Company was in compliance with all terms of the purchase option as of June 30, 2008.

On August 7, 2006, Bullion River Gold Corp entered into a secured convertible debenture agreement with Elton Participation Group. To secure the agreement the Company pledged 100% of its ownership, including all stock and assets, of French Gulch (Nevada) Mining Corp.

All claim maintenance fees and taxes for the property were current as of June 30, 2008.

NORTH FORK MINING CORP.

The Company was in compliance with the terms of the option agreements with Mugwump Mining and Forest Mine as of June 30, 2008. On May 27 2008 the company and the owner amended the terms and conditions of the Lease Purchase agreement.

All claim maintenance fees and taxes for the property were current as of June 30, 2008.

ANTONE CANYON PROPERTY

The Company was in compliance with the terms of the option agreement with Antone Canyon LLC as of June 30, 2008.

All claim maintenance fees for the property were current as of June 30, 2008.

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

On June 30, 2008, Silver Quest terminated the agreement.

All claim maintenance fees for the property were current as of June 30, 2008.

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

All claim maintenance fees for the property were current as of June 30, 2008.

MISSION MINE

On June 20, 2008 the Company terminated the exploration and purchase agreements with TKM Corporation related to the Mission Mine.

NEVADA EAGLE RESOURSES

On May 12, 2008 the Company terminated a exploration and purchase option with Nevada Eagle Resources on 34 mining claims in Riverside and San Bernadino countys.

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

During the three months ended June 30, 2008, the company has purchased mining supplies from Tim Callaway, the CEO of the Company, totaling $8,380.

During the three months ended June 30, 2008, the Company paid consulting fees and equipment rental to Cherokee Development Corp., a company owned by Tim Callaway, the CEO of the Company totaling $67,430.

NOTE 14 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of June 30, 2008 the company has limited financial resources to support it until such time that it is able to generate positive cash flow from commercial operations.

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

The Company's ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to establish a profitable mineral property, generate revenues from commercial production, and control exploration costs. There is no assurance that the Company will be able to find projects meeting their specifications for mineralization or that the projects will have large enough tonnage potential or that the Company will commence commercial production should they find projects meeting their required specifications. Based upon current plans, the Company expects to incur operating losses in future periods. The financial statements do not include any adjustments that might result from the outcome of any the above uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 15 - INSUFFICIENT AMOUNT OF AUTHORIZED UNISSUED SHARES

As of June 30, 2008, the Company did not have sufficient authorized unissued shares in order to establish a reserve in its authorized share capital sufficient to cover the conversion of its convertible debentures and the exercise of its outstanding warrants and options. The Company has received shareholder approval for the increase in authorized share capital from 200,000,000 shares of common stock to 750,000,000 shares of common stock. The Company anticipates filing its certificate of amendment to its articles of incorporation reflecting the increase in share capital on or about August 21, 2008, which is the expiration of the required twenty (20) day waiting period under SEC Regulation 14C. Due to certain restrictions on the convertibility of its debentures, the Company does not anticipate having a conversion of its debentures or the exercise of any of its warrants or options resulting the Company's inability to issue its shares due to an insufficient amount of authorized unissued share capital.


NOTE 15 - SUBSEQUENT EVENTS

None

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

To the extent available, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of its forward-looking statements. While the Company believes that its forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the following: the Company's inability to generate sufficient cash flow to meet its current liabilities, the inability of the Company to find suitable new acquisitions or the expense or difficulty of integrating such acquisitions with current Company operations, adverse results in any of the Company's material lawsuits, the possible failure of revenues to offset additional costs associated with its new business model, the potential lack of product acceptance, the Company's potential inability to introduce new products to the market, the potential failure of customers to meet purchase commitments, the potential loss of customer relationships, the potential failure to receive or maintain necessary regulatory approvals, the extent to which competition may negatively affect prices and sales volumes or necessitate increased sales expenses, the failure of negotiations to establish original equipment manufacturer agreements or strategic alliances and the other risks and uncertainties set forth in this report and in the section entitled "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on April 15, 2008 with the Securities and Exchange Commission, as amended by the Company's Form 10-KSB/A filed on April 17, 2008.

Other factors not currently anticipated by management may also materially and adversely affect the Company's results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.


COMPANY OVERVIEW

Bullion River Gold Corp. ("the Company") is a US based mining company in the development stage. While commercial production was announced at the French Gulch Mine by prior management the project has not achieved positive cash flow and significant capital investment in environmental permit expansion, mine exploration, development and equipment purchases will be necessary to determine the future economics of the French Gulch Mine. During the quarter ending June 30, 2008 mining continued at the French Gulch Mine but at reduced rates due to financial constraints. On April 28, 2008 over 26 employees were laid off leaving a total site crew of approximately 20 employees. During May 2008 13 employees were hired back and at June 30, 2008 there were 33 employees at the French Gulch Mine. An underground diamond drilling (core drilling) program was started during the quarter and some results are expected to be announced during the quarter ending September 30,2008. Recovered gold grades for the quarter ending June 30, 2008 were generally lower than the prior quarter with March 2008 being our highest grade month to date at .82 ounces of gold recovered per ton processed. 999 fine ounces of gold were recovered during the quarter ending March 31, 2008 and 638 fine ounces of gold were recovered during the quarter ending June 30, 2008. Lower grades during Q2/08 were primarily a result of processing some stockpiled lower grade ore. This lower grade ore was processed because of a loss in new ore production as a result of the aforementioned reduction in the labor force at the French Gulch Mine. Average recovered grades were .755 fine ounces per ton in Q1/08 and .443 fine ounces per ton for Q2/08. During July 2008, as new mined ore was processed exclusively the recovered grade was .832 fine ounces per ton. During the quarter ending June 30, 2008 the Company's other properties were primarily on care and maintenance with minimal work performed.

LOOKING FORWARD: There can be no assurance the Company can continue to acquire investment capital to continue operations Based upon and subject to the availability of capital, the Company intends to increase and extend the current underground core drilling program and increase underground mine development. The Company intends to re-evaluate all other exploration projects we currently have and consider the possibility of joint ventures or other means of development.

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

         The Company is technically in default for the lack of payment on the French Gulch Mine. The sellers have verbally extended the terms however nothing is in writing and the sellers could change their minds and notice the company of a default.

         The company has settled and is in the process of settling labor payment disputes with past employees who reported under payment for overtime and other issues. The overall dollar amount of these settlements when and if made is not known at this time but could be significant.

FORWARD GOLD SALES: The Company has not delivered gold according to the terms of some of the forward gold sale agreements and may be noticed of default thereunder.

SHORT TERM LOANS: The Company may be in default under the repayment terms of some of the short term loan agreements.

SIGNIFICANT DECREASE IN MARKET PRICE OF THE STOCK: The average market price for the companies stock has dropped significantly over the last three quarters could cause the activation of Anti-Dilution clauses in some prior sales of securities. This in turn could require issuing a significant number of new shares which in turn could cause excessive dilution to existing shareholders.

SHORT TERM LACK OF MANAGEMENT: Because of a serious illness and subsequent surgery and recuperation period for Peter Kuhn the company was without an active Chief Executive Officer or Chief Accounting Officer for a period of 8 weeks during Q1/08. During this time period legal notices, bills or default notices may not have been reviewed or recorded or advanced to legal council. This could cause delays is responding to legal notices, bills or default notices by lack of knowledge of their existence by new management.

LACK OF PROVEN RESERVES: The Company has no proven gold reserves and therefore relies upon the ongoing results from exploration and development to produce gold.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 (Q2/08) VS. THREE MONTHS ENDED JUNE 30, 2007 (Q2/07)

During Q2/08 the Company generated $749K in revenue from the sales of precious metals, a decrease of $174K over the same period in 2007. The revenue was offset with cost of sales of $1.08 million for a gross loss of $329K. Gross loss for the period is $1.23 million favorable as compared to the same period in 2007.

The Company's total operating expenses were $1.36 million for Q2/08, a favorable decrease of $2.26 million over the same period in 2007. The decrease in total expenses is comprised of a decrease in exploration and development expenses of $1.11 million and a decrease in general and administrative expenses of $1.07 million and a decrease in stock based compensation of $64K.

Exploration and development expenses totaled $458K for Q2/08 as compared to $1.58 million for the same period last year, a decrease of $1.11 million or 70%.

The decrease in net non-operating expenses of $1.15 million was primarily attributable to gain on settlement of debt of $949K.


SIX MONTHS ENDED JUNE 30, 2008 (2008 YTD) VS. SIX MONTHS ENDED JUNE 30, 2007 (2007 YTD)

During 2008 YTD the Company generated $1.8 million in revenue from the sales of precious metals, an increase of $561K over the same period in 2007. The revenue was offset with cost of sales of $2.31 million for a gross loss of $474K. Gross loss for the period is $1.44 million favorable as compared to the same period in 2007.

The Company's total operating expenses were $2.91 million for 2008 YTD, a favorable decrease of $4.25 million over the same period in 2007. The decrease in total expenses is comprised of a decrease in exploration and development expenses of $2.90 million and a decrease in general and administrative expenses of $1.24 million and a decrease in stock based compensation of $131K.

Exploration and development expenses totaled $752K for 2008 YTD as compared to $3.66 million for the same period last year, a decrease of $2.90 million or 80%.

The decrease in net non-operating expenses of $686K was primarily attributable to gain on settlement of debt of $1.19 million.

LIQUIDITY AND FINANCIAL CONDITION

CASH AND WORKING CAPITAL

The Company had a cash balance of $949,638 on June 30, 2008. For the six month period ending June 30, 2008, the Company had a net cash inflow of $949,638 which was made up of the following:

         o The Company used $3.57 million in operating activities. This operating cash outflow represents a net loss for the period of $4.73 million; reduced by $962K of non-cash expenses; increased by a net decrease in operating assets of $148K; and reduced by an increase in operating liabilities of $49K.

         o The Company had a cash inflow of $15K in investment activities.

         o The Company had cash inflow from financing activities totaling $4.51 million from a net increase in equity of $5.40 million; an increase in debt of $385K; offset by payments on short term loans of $1.135 million, gross lease payments of $104K and decrease in bank overdraft of $35,477.

At June 30, 2008, the Company had a working capital deficit of $13 million. The increase in working capital of $2.79 million from December 31, 2007 was due to a decrease in current liabilities of $1.95 million and an increase in current assets of $0.84 million. The decrease in current liabilities is primarily attributable to decreases in short term loans, accounts payable and accrued liabilities, and interest payable on convertible debt, partially offset by an increase in current portion of convertible debt. The Company has an accumulated deficit of $49.73 million since inception and has a shareholder's deficit of $10.43 million. The Company has no contingencies or long-term agreements except for its commitments under its option agreements, premises, and leases.

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


ITEM 4T.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our previous management, including our former chief executive officer, Peter M. Kuhn, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ADDITIONAL DISCLOSURE CONCERNING CONTROLS AND PROCEEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or around December 3, 2007, Holt of California filed a complaint in Superior Court of California, County of Sacramento naming the Company, North Fork Mining Corp. ("North Fork"), and Peter M. Kuhn as defendants. The complaint alleges causes of action for breach of contract, open book account, goods rented and delivered, and quantum valebant. The allegations of all the causes of action are based on an alleged "Sale Charge Agreement," which the plaintiff alleges that Bullion River and North Fork used to rent certain equipment in 2006 and 2007 for which they have failed to make full payment. The complaint also alleges that Peter M. Kuhn executed a personal guarantee in 2004 by which he promised to be legally responsible for all sums and account balances due to plaintiff from Bullion River and North Fork, including collection charges and attorney's fees and costs. A sum of $137,855.90 is alleged to be past due, and the plaintiff also claims entitlement to certain additional sums for repossession of the equipment, and interest, for a total of $150,610.15. On or about February 6, 2008, the court entered a default in favor of Holt. The Company is currently making monthly payments to Holt and trying to work out a longer term payment plan.

On April 16, 2008, the Company and one of its subsidiaries, French Gulch Mining Corp., received a letter written on behalf of Stuart and Bianca Bennett and Northern California River Watch (collectively "Citizens") requesting that the Company waive service of process to accept a complaint which has been filed against the Company and French Gulch Mining Corp. for alleged violations of the Federal Resource Conservation and Recovery Act ("RCRA") 42 U.S.C. ss. 6901 et seq. at the Washington Mine site. To date, neither the Company nor French Gulch Mining Corp. has been served with the complaint, but the Citizens have filed their complaint seeking relief under the Federal Water Pollution Control Act (33 U.S.C. ss.1251) and under provisions of the Resource Conservation and Recovery Act (42 U.S.C. ss.6901) for the Company's alleged contamination of soil and groundwater near the French Gulch Mine. The Company was served with the complaint in July 2008 and will vigorously defend the action.

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

FORWARD GOLD SALES: The Company has not delivered gold according to the terms of some of the forward gold sale agreements and may be noticed of default thereunder.

SHORT TERM LOANS: The Company may be in default under the repayment terms of some of the short term loan agreements.

SIGNIFICANT DECREASE IN MARKET PRICE OF THE STOCK: The average market price for the companies stock has dropped significantly over the last three quarters could cause the activation of Anti-Dilution clauses in some prior sales of securities. This in turn could require issuing a significant number of new shares which in turn could cause excessive dilution to existing shareholders.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") by reason of the exemption afforded under Section 4(2) of the Securities Act. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offers and sales of the following securities were exempt from the registration requirements of the Securities Act, under Rule 506 insofar as: (1) the investor was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On May 5, 2008 the Company received $250,000 in cash related to subscriptions to purchase 5,000,000 shares of restricted common stock at $0.05 per unit in a private offering.

On May 5, 2008 the Company received $200,000 in cash related to the exercise of 4,000,000 warrants to purchase restricted common stock at $0.05 per share.

On May 5, 2008 the Company received $2,220,000 in cash related to subscriptions to purchase 42,400,000 shares of restricted common stock at $0.05 per unit in a private offering.

On May 15, 2008 the Company received $370,000 in cash related to the exercise of 7,400,000 warrants to purchase restricted common stock at $0.05 per share.

On May 16, 2008 the Company received $10,000 in cash related to the exercise of 200,000 warrants to purchase restricted common stock at $0.05 per share.

On June 27, 2008 the Company issued 530,000 shares restricted common stock to satisfy $99,175 of trade payables.

On June 27, 2008 the Company issued 4,955,000 shares restricted common stock to satisfy forward sales of 1,166.67 fine ounces of gold.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 27, 2008 the Company's Board of Directors and its consenting majority stockholders adopted and approved an amendment to increase the number of the Company's authorized shares of capital stock from 200,000,000 to 750,000,000 authorized shares of capital stock. The Company is currently in the process of finalizing the filing of this amendment with the State of Nevada.

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

                 10.1 Form of Private Placement Agreement filed as an attached exhibit to Bullion River Gold's Form 8-K (Current Report) filed on May 16, 2008, and incorporated herein by reference.

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


         SIGNATURE                                   TITLE                                    DATE
         ---------                                   -----                                    ----

                              Chief Executive Officer, Secretary and Member of the       August 15, 2008
     /S/ TIM CALLAWAY                          Board of Directors
     ----------------------

                            Principal Financial Officer, and Member of the Board of      August 15, 2008
 /S/ DR. IUR. RENE JUCHLER                         Directors
 ------------------------